Form 10-Q
period 1993-11-30
NATIONAL SERVICE INDUSTRIES INC
filed 1994-01-13
CIK 70538

Page 1 of 12
Exhibit Index on Page 11

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934



For quarter ended November 30, 1993     Commission file number 1-3208



NATIONAL SERVICE INDUSTRIES, INC.
 (Exact Name of Registrant as Specified in its Charter)



Delaware                                58-0364900
(State or Other Jurisdiction of         (I.R.S. Employer Identification
Incorporation or Organization)          Number)


1420 Peachtree Street, N. E., Atlanta, Georgia 30309-3002
 (Address of Principal Executive Offices)           (Zip Code)



(404) 853-1000
(Registrant's Telephone Number, Including Area Code)

  None
(Former Name, Former Address and Former Fiscal Year, if Changed Since
Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes    X                        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate issuers).



Common Stock - $1.00 Par Value - 49,569,355 shares as of January 4, 1994

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

INDEX


								Page No.

      PART I.  FINANCIAL INFORMATION

	    CONSOLIDATED BALANCE SHEETS -
	      NOVEMBER 30, 1993 AND AUGUST 31, 1993                 3

	    CONSOLIDATED STATEMENTS OF INCOME -
	      THREE MONTHS  ENDED NOVEMBER 30, 1993  AND 1992       4

	    CONSOLIDATED STATEMENTS OF CASH FLOWS -
	      THREE MONTHS ENDED NOVEMBER 30, 1993  AND 1992        5

	    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              6

	    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	      FINANCIAL CONDITION AND RESULTS OF OPERATIONS         7-8

      PART II. OTHER INFORMATION

	   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
		   SECURITY HOLDERS                                 9

	   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                 9

      SIGNATURES                                                   10

      EXHIBIT INDEX                                                11

PART I.  FINANCIAL INFORMATION

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

						  November 30,    August 31,
 ASSETS                                              1993            1993
						  (Unaudited)
Current Assets:
  Cash and cash equivalents                       $     24,946    $   15,853
  Short-term investments                                 3,597         4,776
  Receivables, less reserves for doubtful
    accounts of $8,295 at November 30, 1993
    and $7,170 at August 31, 1993                      244,116       249,958
  Inventories, at the lower of cost (on a
    first-in, first-out basis) or market               173,168       171,545
  Linens in service, net of amortization                83,070        77,931
  Prepaid income taxes, net                             13,875        25,340
  Prepayments, etc.                                     12,451        11,513
    Total Current Assets                               555,223       556,916

Property, Plant, and Equipment, at cost:
  Land                                                  32,991        33,303
  Buildings and leasehold improvements                 190,360       190,276
  Machinery and equipment                              502,332       500,459
    Total Property, Plant and Equipment                725,683       724,038
  Less - Accumulated depreciation and
      amortization                                     363,043       358,853
      Property, Plant, and Equipment - net             362,640       365,185

Other Assets:
  Goodwill and other intangibles                       124,795       127,387
  Other                                                 39,459        38,025
    Total Other Assets                                 164,254       165,412

      Total Assets                                $  1,082,117    $1,087,513




						  November 30,    August 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                 1993            1993
						  (Unaudited)
Current Liabilities:
  Current maturities of long-term debt            $      1,460    $    1,792
  Notes payable                                          3,811         4,404
  Accounts payable                                      74,515        85,505
  Accrued salaries, commissions, and bonuses            35,390        37,103
  Self insurance reserves                               70,656        71,888
  Other accrued liabilities                             48,059        42,981

    Total Current Liabilities                          233,891       243,673

Long-Term Debt, less current maturities                 28,221        28,418

Deferred Income Taxes                                   82,151        84,289

Other Long-Term Liabilities                             27,503        27,110

Convertible Preferred Stock:
  Series A participating preferred stock, $.05 stated
    value, 500,000 shares authorized, none issued
  Preferred stock, no par value, 500,000 shares authorized, none issued

Common Stockholders' Equity:
  Common stock, $1 par value, authorized 80,000,000
    shares, issued 57,918,978 shares at November 30,
    1993 and August 31, 1993                            57,919        57,919
  Paid-in capital                                        7,355         7,299
  Retained earnings                                    679,658       673,399
						       744,932       738,617
  Less - Treasury stock, at cost (8,354,386 shares at
    November 30, 1993 and 8,357,539 shares at
    August 31, 1993)                                    34,581        34,594
	Total Stockholders' Equity                     710,351       704,023

      Total Liabilities and Stockholders' Equity  $  1,082,117    $1,087,513


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per-share data)



						   THREE MONTHS ENDED
						      NOVEMBER  30
						   1993           1992

Sales and Service Revenues:
  Net sales of products                          $325,213       $297,891
  Service revenues                                134,687        136,450
    Total Revenues                                459,900        434,341

Costs and Expenses:
  Cost of products sold                           213,579        194,911
  Cost of services                                 70,737         70,484
  Selling and administrative expenses             141,583        135,937
  Interest expense                                  1,146          1,171
  Other expense (income), net                       2,052          2,480
    Total Costs and Expenses                      429,097        404,983


Income before Provision for Income Taxes           30,803         29,358

Provision for Income Taxes:
  Current                                          12,591          9,694
  Deferred                                           (960)         1,078
						   11,631         10,772

Net Income                                       $ 19,172       $ 18,586


Per Share:
  Net income                                        $.39           $.38

  Cash dividends                                    $.26           $.25


Weighted Average Number of Shares
  Outstanding (thousands)                         49,562         49,547




The accompanying notes to consolidated financial statements are an integral part of these statements.

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

							 THREE MONTHS ENDED
							     NOVEMBER 30
							   1993          1992
Cash Provided by (Used for) Operations:
  Net income                                           $  19,172     $  18,586
  Adjustments to reconcile net income to net cash
    provided by operating activities:
	Depreciation and amortization                     15,365        14,543
	Provision for losses on accounts receivable        1,381         1,122
	Gain on sale of property, plant, and equipment       (25)          (70)
	Gain on the sale of business                        (467)           -
	Provision for deferred income taxes                 (960)        1,078
	Change in assets and liabilities net of
	effect of acquisitions-
	  Receivables, net                                 4,742         9,645
	  Inventories and linens in service, net          (6,834)       (2,617)
	  Prepaid income taxes                            11,465         2,546
	  Prepayments and other                             (819)        3,850
	  Accounts payable and accrued liabilities        (8,873)      (19,300)
	 Net Cash Provided by Operations                  34,147        29,383

Cash Provided by (Used for) Investing Activities:
  Change in short-term investments                         1,179            68
  Purchase of property, plant, and equipment             (10,977)      (11,376)
  Sale of property, plant, and equipment                   1,176           687
  Sale of business                                           682            -
  Acquisitions                                              (375)      (95,109)
  Change in other assets                                  (2,632)       (3,546)
    Net Cash Used for Investing Activities               (10,947)     (109,276)

Cash Provided by (Used for) Financing Activities:
  Change in notes payable                                   (593)       36,548
							      -             -
  Repayment of long-term debt                               (529)         (448)
  Recovery of investment in tax benefits                     644           496
  Deferred income taxes from investment in tax benefits   (1,178)         (838)
  Issuance of treasury stock                                  68           261
  Change in other long-term liabilities                      393        (2,417)
  Cash dividends paid                                    (12,886)      (12,384)
    Net Cash Used for Financing Activities               (14,081)       21,218
Effect of Exchange Rate Changes on Cash                      (26)          996

Net Change in Cash and Cash Equivalents                    9,093       (57,679)

Cash and Cash Equivalents at Beginning of Year            15,853       101,137

Cash and Cash Equivalents at End of Period             $  24,946     $  43,458


Supplemental Cash Flow Information:
  Income taxes paid during the period                  $   1,510     $   1,378
  Interest paid during the period                            604         1,717

Noncash Investing and Financing Activities:
  Noncash aspects of sale of business -
    Receivables  incurred                              $    (336)    $      -

  Noncash aspects of acquisitions-
    Liabilities assumed                                $      -      $  29,957




The accompanying notes to consolidated financial statements are an integral part of these statements.

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  BASIS OF PRESENTATION:

The interim consolidated financial statements included herein have been prepared by the company without audit and the condensed consolidated balance sheet as of August 31, 1993 has been derived from audited statements. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of November 30, 1993, the consolidated results of operations for the three months ended November 30, l993 and 1992, and the consolidated cash flows for the three months ended November 30, 1993 and 1992. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The company believes that the disclosures are adequate to make the information presented not misleading.
It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993.

The results of operations for the three months ended November 30, 1993 are not necessarily indicative of the results to be expected for the full fiscal year because the company's revenues and income are generally higher in the second half of its fiscal year and because of the uncertainty of general business conditions.




2.  BUSINESS SEGMENT INFORMATION:
					  Three Months Ended November 30
				       Sales and Service
					   Revenues          Operating Profit
				       1993       1992        1993      1992
						   (In thousands)
Lighting Equipment                   $182,105   $163,039    $11,899   $  9,824
Textile Rental                        134,687    136,450     11,238     10,994
Chemical                               82,282     76,378      9,026      9,130
Other                                  60,826     58,474      1,513      2,454
				      459,900    434,341     33,676     32,402
Corporate                                                    (1,727)    (1,873)
Interest Expense                                             (1,146)    (1,171)
  Total                              $459,900   $434,341    $30,803   $ 29,358


3. INVENTORIES:

Major classes of inventory as of November 30, 1993 and August 31, 1993 were as follows:








						November 30,        August 31,
						   1993               1993
						       (In thousands)

Raw Materials and Supplies                      $ 74,820              $ 77,911
Work-in-Process                                   11,291                11,269
Finished Goods                                    87,057                82,365
     Total                                      $173,168              $171,545

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes.

Financial Condition

National Service Industries completed the first quarter of fiscal 1994 in a strong financial position. Net working capital was $312.3 million, compared with $313.2 million at August 31, 1993, and the current ratio increased slightly to 2.4, compared with 2.3 at year end. Cash and short-term investments were $28.5 miillion, up from $20.6 million at August 31. For the quarter ended November 30, 1993, the company invested $11.4 million in capital expenditures and acquisitions. Long-term debt and other long-term liabilities were 7.3 percent of total capitalization, unchanged from year end. Cash provided by operations was $34.1 million, compared with $29.4 million for the first quarter last year.

Capital expenditures, exclusive of acquisition spending, were $11.0 million for the first quarter this year and $11.4 million for the same period last year. Current-quarter spending was primarily the result of facilities and manufacturing process improvements in the lighting equipment division and wastewater compliance projects and fleet upgrading in the textile rental division. Prior-year spending was attributable to capacity expansion in the chemical division, information systems enhancements in the lighting equipment division, and cost reduction expenditures in each of these and the textile rental division.

Acquisition spending of $95.1 million in the first quarter last year resulted from the chemical division's acquisitions of Kleen Canada, Inc., a Canadian manufacturer of specialty chemicals, and Graham International, a privately held, European specialty chemical business, and the textile rental division's acquisition of Initial Services Investments, Inc., an industrial uniform and dust control business. The effect of the acquisitions on the consolidated income statements is further discussed under "Results of Operations."

Dividend payments totaled $12.9 million, or 26 cents per share, during the first quarter this year, compared with $12.4 million, or 25 cents per share, for the same period last year. The quarterly dividend rate has been increased 3.8 percent to 27 cents per share effective January, 1994.

For the periods presented, capital expenditures, working capital needs, dividends, and acquisitions were financed primarily with internally generated funds, supplemented by short-term borrowings in the European market. The Initial acquisition was a cash transaction. The Graham acquisition in Europe was funded primarily through short-term debt financing, which was repaid during the remainder of the 1993 fiscal year. Contractual commitments for capital spending during the coming twelve months total $10 million. For the current fiscal year, the company expects actual capital expenditures to be consistent with levels of recent years, which were $36 million in 1993, $43 million in 1992, and $58 million in 1991. Current liquid assets and internally generated funds are expected to be more than adequate to meet anticipated cash requirements for the next twelve months, although some interim borrowings might be incurred to meet short-term needs. The company has complimentary lines of credit totaling $124 million, of which $82 million has been provided domestically and $42 million is available on a multi-currency basis primarily from a European bank.

Results of Operations

National Service Industries' net income for the first fiscal quarter increased 3.2 percent to $19.2 million. Sales for the quarter, which ended November 30, 1993, increased 5.9 percent to $460 million. Earnings per share of 39 cents were 3.1 percent higher than the 38 cents per share reported in the first quarter last year. Income before taxes advanced 4.9 percent, but an increase in the effective tax rate reduced the net income advance to 3.2 percent.

The lighting equipment division reported an excellent quarter as sales improved 11.7 percent to $182 million from $163 million the prior year. The improvement was entirely the result of volume gains. Operating profit advanced 21 percent to 6.5 percent of revenues, up from 6.0 percent last year, due largely to divisional cost containment measures.

Results of the textile rental division were relatively flat. Revenues of $135 million were slightly behind the prior-year quarter due to lost volume.
 Operating profit was 8.3 percent of revenues, up slightly from 8.1 percent the same period last year, as a result of lower general and administrative expenses.

Sales of the chemical segment rose 7.7 percent to $82 million from $76 million the prior year. The improvement came primarily from domestic markets. The European operation contributed $1.7 million of the increase on a full quarter's sales versus two months last year. Operating profit was
11.0 percent of revenues, down from 12.0 percent a year ago. European and Canadian results continued to be soft with operating margins lower than those in the U.S. The European operation improved due to cost reduction programs.

Sales of the divisions included in NSI's other sector advanced 4.0 percent. The envelope division reported an excellent quarter resulting from pricing gains and a reduction in operating costs. The insulation and marketing services sectors contributed only marginally to earnings due to reduced volume and higher personnel-related expenses.

Corporate income did not change materially from the first quarter last year as a reduction in interest income due to lower short-term investments was virtually offset by less unfavorable foreign currency exchange rate fluctuations. Interest expense was about even with the prior-year period.

The first quarter provision for income taxes was 37.8 percent of pretax income, compared with 36.7 percent for the same period last year. The 1994 rate was increased as a result of the Omnibus Budget Act of 1993. Changes in the year-to-year percentages also result from variation in the relative amount of tax exempt income.

PART II. OTHER INFORMATION



Item 4.  Submission of Matters to  a Vote of Security Holders

At the annual meeting of stockholders held January 5, 1994, all nominees for director were elected to the board without opposition and Arthur Andersen & Co. was appointed as independent auditor for the current fiscal year.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits are listed on the Index to Exhibits (page 11).

(b)  There were no reports on Form 8-K for the three months ended
     November 30, 1993.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





			      NATIONAL SERVICE INDUSTRIES, INC.
			      REGISTRANT


DATE   January 13, 1994       /S/ DAVID LEVY
			      DAVID LEVY
			      EXECUTIVE VICE PRESIDENT, ADMINISTRATION
			      AND COUNSEL



DATE   January 13, 1994       /S/ J. ROBERT HIPPS
			      J. ROBERT HIPPS
			      SENIOR  VICE PRESIDENT, FINANCE

INDEX TO EXHIBITS

							   Page  No.


EXHIBIT 11       - Computations of Net Income per Share    12
		   of Common Stock