Form 10-Q
period 1994-02-28
NATIONAL SERVICE INDUSTRIES INC
filed 1994-04-14
CIK 70538

Page 1 of 12
Exhibit Index on Page 11

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934



For quarter ended February 28, 1994     Commission file number 1-3208



NATIONAL SERVICE INDUSTRIES, INC.
 (Exact Name of Registrant as Specified in its Charter)



Delaware                                58-0364900
(State or Other Jurisdiction of         (I.R.S. Employer Identification
Incorporation or Organization)          Number)


1420 Peachtree Street, N. E., Atlanta, Georgia 30309
 (Address of Principal Executive Offices)           (Zip Code)



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



Common Stock - $1.00 Par Value - 49,577,654 shares as of April 1, 1994

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

INDEX


                                                              Page No.

    PART I.  FINANCIAL INFORMATION

          CONSOLIDATED BALANCE SHEETS -
                FEBRUARY 28, 1994 AND AUGUST 31, 1993               3

          CONSOLIDATED STATEMENTS OF INCOME -
                THREE MONTHS AND SIX MONTHS ENDED FEBRUARY          4
                1994 AND 1993

          CONSOLIDATED STATEMENTS OF CASH FLOWS -                   5
                SIX MONTHS ENDED FEBRUARY 28, 1994 AND 1993

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                6

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATI        7-8

    PART II.  OTHER INFORMATION

           ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                 9

    SIGNATURES                                                     10

    EXHIBIT INDEX                                                  11

PART I.  FINANCIAL INFORMATION

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

                                                   February 28,  August 31,
 ASSETS                                                1994          1993
                                                   (Unaudited)
Current Assets:
  Cash and cash equivalents                        $   20,842    $   15,853
  Short-term investments                                2,923         4,776
  Receivables, less reserves for doubtful
    accounts of $8,594 at February 28, 1994
    and $7,170 at August 31, 1993                     228,401       249,958
  Inventories, at the lower of cost (on a
    first-in, first-out basis) or market              178,319       171,545
  Linens in service, net of amortization               85,831        77,931
  Prepaid income taxes                                 23,076        25,340
  Prepayments                                          13,589        11,513
    Total Current Assets                              552,981       556,916



Property, Plant, and Equipment, at cost:
  Land                                                 32,916        33,303
  Buildings and leasehold improvements                190,679       190,276
  Machinery and equipment                             510,644       500,459
    Total Property, Plant, and Equipment              734,239       724,038
  Less - Accumulated depreciation and
      amortization                                    373,601       358,853
      Property, Plant, and Equipment - net            360,638       365,185





Other Assets:
  Goodwill and other intangibles                      121,835       127,387
  Other                                                37,443        38,025
    Total Other Assets                                159,278       165,412

      Total Assets                                 $1,072,897    $1,087,513



                                                   February 28,  August 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                   1994          1993
                                                   (Unaudited)
Current Liabilities:
  Current maturities of long-term debt             $    1,312    $    1,792
  Notes payable                                         4,059         4,404
  Accounts payable                                     69,892        85,505
  Accrued salaries, commissions, and bonuses           26,830        37,103
  Self insurance reserves                              72,990        71,888
  Other accrued liabilities                            46,934        42,981
    Total Current Liabilities                         222,017       243,673

Long-Term Debt, less current maturities                28,074        28,418

Deferred Income Taxes                                  80,234        84,289

Other Long-Term Liabilities                            27,950        27,110

Convertible Preferred Stock:
  Series A participating preferred stock, $.05 stated value, 500,000 shares authorized, none issued
  Preferred stock, no par value, 500,000 shares authorized, none issued

Common Stockholders' Equity:
  Common stock, $1 par value, 80,000,000 shares
    authorized, 57,918,978 shares issued at
    February 28, 1994 and August 31, 1993              57,919        57,919
  Paid-in capital                                       7,604         7,299
  Retained earnings                                   683,649       673,399
                                                      749,172       738,617
  Less - Treasury stock, at cost (8,341,324
    shares at February 28, 1994 and 8,357,539
    shares at August 31, 1993)                         34,550        34,594
        Total Stockholders' Equity                    714,622       704,023

        Total Liabilities and Stockholders' Equity $1,072,897    $1,087,513


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per-share data)



                                      THREE MONTHS ENDED   SIX MONTHS ENDED
                                          FEBRUARY 28         FEBRUARY 28
                                        1994      1993      1994      1993

Sales and Service Revenues:
  Net sales of products               $308,404  $294,663  $633,617  $592,554
  Service revenues                     130,933   132,330   265,620   268,780
    Total Revenues                     439,337   426,993   899,237   861,334

Costs and Expenses:
  Cost of products sold                204,533   196,936   418,112   391,847
  Cost of services                      68,722    68,160   139,459   138,644
  Selling and administrative expenses  137,842   134,386   279,425   270,324
  Interest expense                       1,024     1,137     2,170     2,308
  Other expense, net                     1,067     3,193     3,119     5,672
    Total Costs and Expenses           413,188   403,812   842,285   808,795


Income before Provision for Income
  Taxes                                 26,149    23,181    56,952    52,539

Provision for (Benefit from) Income
Taxes:
  Current                               10,894     7,202    23,485    16,896
  Deferred                              (1,018)    1,345    (1,978)    2,423
                                         9,876     8,547    21,507    19,319

Net Income                            $ 16,273  $ 14,634  $ 35,445  $ 33,220


Per Share:
  Net income                              $.33      $.30      $.72      $.67

  Cash dividends                          $.27      $.26      $.53      $.51


Weighted Average Number of Shares
  Outstanding (thousands)               49,572    49,558    49,568    49,552







The accompanying notes to consolidated financial statements are an integral part of these statements.

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

                                                         SIX MONTHS ENDED
                                                             FEBRUARY 28
                                                         1994       1993
Cash Provided by (Used for) Operations:
  Net income                                           $  19,172  $  18,586
  Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                     15,365     14,543
        Provision for losses on accounts receivable        1,381      1,122
        Gain on sale of property, plant, and equipment       (25)       (70)
        Gain on the sale of business                        (467)        -
        Provision for deferred income taxes                 (960)     1,078
        Change in assets and liabilities net of effect
        of acquisitions-
          Receivables, net                                 4,742      9,645
          Inventories and linens in service, net          (6,834)    (2,617)
          Prepaid income taxes                            11,465      2,546
          Prepayments and other                             (819)     3,850
          Accounts payable and accrued liabilities        (8,873)   (19,300)
         Net Cash Provided by Operations                  34,147     29,383

Cash Provided by (Used for) Investing Activities:
  Change in short-term investments                         1,179         68
  Purchase of property, plant, and equipment             (10,977)   (11,376)
  Sale of property, plant, and equipment                   1,176        687
  Sale of business                                           682         -
  Acquisitions                                              (375)   (95,109)
  Change in other assets                                  (2,632)    (3,546)
    Net Cash Used for Investing Activities               (10,947)  (109,276)

Cash Provided by (Used for) Financing Activities:
  Change in notes payable                                   (593)    36,548
                                                              -          -
  Repayment of long-term debt                               (529)      (448)
  Recovery of investment in tax benefits                     644        496
  Deferred income taxes from investment in tax benefits   (1,178)      (838)
  Issuance of treasury stock                                  68        261
  Change in other long-term liabilities                      393     (2,417)
  Cash dividends paid                                    (12,886)   (12,384)
    Net Cash Used for Financing Activities               (14,081)    21,218
Effect of Exchange Rate Changes on Cash                      (26)       996

Net Change in Cash and Cash Equivalents                    9,093    (57,679)

Cash and Cash Equivalents at Beginning of Year            15,853    101,137

Cash and Cash Equivalents at End of Period             $  24,946  $  43,458


Supplemental Cash Flow Information:
  Income taxes paid during the period                  $   1,510  $   1,378
  Interest paid during the period                            604      1,717

Noncash Investing and Financing Activities:
  Noncash aspects of sale of business -
    Receivables  incurred                              $    (336) $      -

  Noncash aspects of acquisitions-
    Liabilities assumed                                $      -   $  29,957




The accompanying notes to consolidated financial statements are an integral part of these statements.

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  BASIS OF PRESENTATION:

The interim consolidated financial statements included herein have been prepared by the company without audit and the condensed consolidated balance sheet as of August 31, 1993 has been derived from audited statements. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of February 28, 1994, the consolidated results of operations for the three months and six months ended February 28, 1994 and 1993, and the consolidated cash flows for the six
months ended February 28,  1994 and 1993.   Certain information  and
footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993.

The results of operations for the three months and six months ended February 28, 1994 are not necessarily indicative of the results to be expected for the full fiscal year because the company's revenues and income are generally higher in the second half of its fiscal year and because of the uncertainty of general business conditions.

2.  BUSINESS SEGMENT INFORMATION:
                                     Three Months Ended February 28
                                Sales and Service
                                     Revenues             Operating Profit
                                1994        1993          1994       1993
                                               (In thousands)
Lighting Equipment            $ 173,799   $ 158,764     $  9,460   $  6,801
Textile Rental                  130,933     132,330       11,046     10,663
Chemical                         75,599      73,315        6,616      5,795
Other                            59,006      62,584        1,772      2,583
                              $ 439,337   $ 426,993       28,894     25,842
Corporate                                                 (1,721)    (1,524)
Interest Expense                                          (1,024)    (1,137)
  Total                                                 $ 26,149   $ 23,181

                                     Six Months Ended February 28
                                Sales and Service
                                     Revenues             Operating Profit
                                1994        1993          1994       1993
                                               (In thousands)
Lighting Equipment            $ 355,904   $ 321,803     $ 21,359   $ 16,625
Textile Rental                  265,620     268,780       22,284     21,657
Chemical                        157,881     149,693       15,642     14,925
Other                           119,832     121,058        3,285      5,037
                              $ 899,237   $ 861,334       62,570     58,244
Corporate                                                 (3,448)    (3,397)
Interest Expense                                          (2,170)    (2,308)
  Total                                                 $ 56,952   $ 52,539

3. INVENTORIES:

Major classes of inventory as of February 28, 1994 and August 31, 1993 were as follows:

                                          February 28,            August 31,
                                             1994                     1993
                                                    (In thousands)
Raw Materials and Supplies                $  74,416                $ 77,911
Work-in-Process                              11,827                  11,269
Finished Goods                               92,076                  82,365
     Total                                $ 178,319                $171,545

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes.

Financial Condition

National Service Industries' balance sheet remained strong as of February 28, 1994. Net working capital was $331.0 million, compared with $313.2 million at August 31, 1993, and the current ratio was 2.5, compared with
2.3 at year end. Cash and short-term investments were $23.8 million, up from $20.6 million at August 31. For the six months ended February 28, 1994, the company invested $22.2 million in capital expenditures and acquisitions. Long-term debt and other long-term liabilities continued at
7.3 percent of total capitalization, unchanged from year end. Cash provided by operations was $48.9 million, compared with $35.2 million for the first half last year.

Capital expenditures, exclusive of acquisition spending, were $21.9 million for the six months this year and $13.2 million for the same period last year. Current-year spending was primarily the result of facilities and manufacturing process improvements in the lighting equipment division, facilities additions and information systems improvements in the chemical division, and wastewater compliance projects and fleet upgrades in the textile rental division. Prior-year spending was attributable to information systems enhancements in the lighting equipment division, capacity expansion in the chemical division, and cost reduction expenditures in each of these and the textile rental division.

Acquisition spending of $95.3 million in the first half last year resulted from the chemical division's acquisitions of Kleen Canada, Inc., a Canadian manufacturer of specialty chemicals, and Graham International, a privately held, European specialty chemical business, and the textile rental division's acquisition of Initial Services Investments, Inc., an industrial uniform and dust control business.

Dividend payments totaled $26.3 million, or 53 cents per share, during the first six months this year, compared with $25.3 million, or 51 cents per share, for the same period last year. The quarterly dividend rate was increased 3.8 percent to 27 cents per share effective January, 1994.

For the periods presented, capital expenditures, working capital needs, dividends, and acquisitions were financed primarily with internally generated funds, supplemented by short-term borrowings in the European market. The Initial acquisition was a cash transaction. The Graham acquisition in Europe was funded primarily through short-term debt financing, which was repaid during the remainder of the 1993 fiscal year. Contractual commitments for capital spending during the coming twelve months total $9 million. For the current fiscal year, the company expects actual capital expenditures to be consistent with levels of recent years, which were $36 million in 1993, $43 million in 1992, and $58 million in 1991. Current liquid assets and internally generated funds are expected to be more than adequate to meet anticipated cash requirements for the next twelve months, although some interim borrowings might be incurred to meet short-term needs. The company has complimentary lines of credit totaling $124 million, of which $82 million has been provided domestically and $42 million is available on a multi-currency basis primarily from a European bank.


Results of Operations

National Service Industries' net income for the second fiscal quarter ended February 28, 1994, increased 11.2 percent to $16.3 million on a 2.9 percent sales increase. Sales for the quarter were $439.3 million, $12.3 million higher than in last year's second quarter. Earnings per share of 33 cents were also 11.2 percent higher than last year's 30 cents per share.

For the fiscal first half, sales increased 4.4 percent to $899.2 million from the $861.3 million reported last year. Net income increased 6.7 percent to $35.4 million, and earnings per share of 72 cents were also 6.7 percent ahead of last year's 67 cents.

The lighting equipment division had the strongest operating results as sales increased 9.5 percent to $173.8 million for the second quarter and
10.6 percent to $355.9 million on a year-to-date basis. Despite weak commercial and industrial construction activity, lighting fixture unit sales expanded as market share gains continued. Operating profit grew 39.1 percent for the quarter to 5.4 percent of revenues, up from 4.3 percent last year, and rose 28.5 percent for the six months to 6.0 percent of revenues, from 5.2 percent the prior year to date. Profit improvements largely resulted from the higher unit volumes and also benefited from divisional cost containment measures.

The textile rental division continued to be impacted by sluggish markets and competitive pressures. Second quarter revenues were down 1.1 percent to $130.9 million, and first half revenues declined 1.2 percent to $265.6 million. Operating profit, however, increased to 8.4 percent of revenues for both the quarter and year to date, up from 8.1 percent for both prior-year periods. The division's cost control efforts have positioned it to benefit as volume expands.

Chemical segment sales rose 3.1 percent to $75.6 million for the second quarter and 5.5 percent to $157.9 million for the first half due primarily to domestic volume gains. Operating profit grew a solid 14.2 percent to
8.8 percent of revenues for the quarter and was 9.9 percent of revenues for the first half, up 4.8 percent from last year. Domestic results were very satisfactory, and European profit performance improved due to cost reduction programs even though sales were somewhat less than anticipated. Canadian results continued to be disappointing, particularly in the western provinces.

Of the three businesses reported in NSI's other sector, only the envelope division did well as volume gains contributed sales increases of 1.8 percent for the quarter and 7.1 percent year to date, and operating profits increased over 50 percent for both periods due to reduced operating costs.

Corporate income was slightly ahead of last year's second quarter and six months due mainly to a moderation of foreign currency exchange rate fluctuations. Interest expense was somewhat less than both prior-year periods due to reductions in acquisition-related debt.

Consolidated income before taxes improved 12.8 percent. The higher 1994 tax rate, however, created an increased effective tax rate which limited the net income gain to 11.2 percent. The provision for income taxes was
37.8 percent of pretax income for both the second quarter and the first half, compared with 36.9 percent and 36.8 percent for the respective prior-year periods. The 1994 rate was increased as a result of the Omnibus Budget Act of 1993. Changes in the year-to-year effective rates also result from variation in the relative amount of tax exempt income.

PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits are listed on the Index to Exhibits (page 11).

(b) There were no reports on Form 8-K for the three months ended February 28, 1994.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              NATIONAL SERVICE INDUSTRIES, INC.
                              REGISTRANT


DATE         April 13, 1994   /S/ DAVID LEVY
                              DAVID LEVY
                              EXECUTIVE VICE PRESIDENT, ADMINISTRATION
                              AND COUNSEL



DATE         April 13, 1994   /S/ J. ROBERT HIPPS
                              J. ROBERT HIPPS
                              SENIOR VICE PRESIDENT, FINANCE

INDEX TO EXHIBITS

                                                              Page  No.


EXHIBIT 10(iii)A   Management Contracts and Compensatory
                   Arrangements:                                 12
                   (a)-Amendment to Restated and Amended
                       Supplemental Retirement Plan for
                       Executives of National Service
                       Industries, Inc. (Supplemental Pension
                       Plan)

EXHIBIT 11         Computations of Net Income per Share          14
                   of Common Stock