Form 10-Q/A
period 1994-02-28
NATIONAL SERVICE INDUSTRIES INC
filed 1994-05-17
CIK 70538

Page 1 of 12
Exhibit Index on Page 11

FORM 10-Q/A

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

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

                                                         SIX MONTHS ENDED
                                                             FEBRUARY 28
                                                         1994       1993
Cash Provided by (Used for) Operations:
  Net income                                           $  35,445  $  33,220
  Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                     30,550     29,887
        Provision for losses on accounts receivable        2,427      1,980
        Gain on sale of property, plant, and equipment      (617)      (271)
        Gain on the sale of business                        (467)        -
        Provision for deferred income taxes               (1,978)     2,423
        Change in assets and liabilities net of effect
        of acquisitions-
          Receivables, net                                19,411     11,958
          Inventories and linens in service, net         (14,744)    (9,427)
          Prepaid income taxes                             2,264     (4,961)
          Prepayments and other                           (2,127)    (3,608)
          Accounts payable and accrued liabilities       (21,255)   (25,202)
         Net Cash Provided by Operations                  48,909     35,999

Cash Provided by (Used for) Investing Activities:
  Change in short-term investments                         1,853       (668)
  Purchase of property, plant, and equipment             (21,865)   (13,178)
  Sale of property, plant, and equipment                   2,253        656
  Sale of business                                           682         -
  Acquisitions                                              (375)   (95,308)
  Change in other assets                                    (339)    (7,192)
    Net Cash Used for Investing Activities               (17,791)  (115,690)

Cash Provided by (Used for) Financing Activities:
  Change in notes payable                                   (345)    24,305
                                                              -          -
  Repayment of long-term debt                               (824)    (1,465)
  Recovery of investment in tax benefits                   1,123        993
  Deferred income taxes from investment in tax benefits   (2,077)    (1,675)
  Issuance of treasury stock                                 349        332
  Change in other long-term liabilities                      841     (2,005)
  Cash dividends paid                                    (26,270)   (25,269)
    Net Cash Used for Financing Activities               (27,203)    (4,784)
Effect of Exchange Rate Changes on Cash                    1,074       (848)

Net Change in Cash and Cash Equivalents                    4,989    (85,323)

Cash and Cash Equivalents at Beginning of Year            15,853    101,137

Cash and Cash Equivalents at End of Period             $  20,842  $  15,814


Supplemental Cash Flow Information:
  Income taxes paid during the period                  $  21,815  $  17,354
  Interest paid during the period                          2,440      3,089

Noncash Investing and Financing Activities:
  Noncash aspects of sale of business -
    Receivables  incurred                              $    (336) $      -

  Noncash aspects of acquisitions-
    Liabilities assumed                                $      -   $  32,750




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



                              NATIONAL SERVICE INDUSTRIES, INC.
                              REGISTRANT


DATE           May 17, 1994   /S/ DAVID LEVY
                              DAVID LEVY
                              EXECUTIVE VICE PRESIDENT, ADMINISTRATION
                              AND COUNSEL



DATE           May 17, 1994   /S/ J. ROBERT HIPPS
                              J. ROBERT HIPPS
                              SENIOR VICE PRESIDENT, FINANCE

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