Form 10-Q
period 1994-05-31
NATIONAL SERVICE INDUSTRIES INC
filed 1994-07-15
CIK 70538

                      Page 1 of 12
          Exhibit Index on Page 11

             FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

      WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934



For quarter ended May 31, 1994                    Commission file number 1-3208



 NATIONAL SERVICE INDUSTRIES, INC.
 (Exact Name of Registrant as Specified in its Charter)



             Delaware                           58-0364900
  (State or Other Jurisdiction of        (I.R.S. Employer Identification Number)
  Incorporation or Organization)


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

Common Stock - $1.00 Par Value - 49,579,731 shares as of July 1, 1994.

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

INDEX


                                                                Page No.

          PART I.  FINANCIAL INFORMATION

                CONSOLIDATED BALANCE SHEETS -
                      MAY 31, 1994 AND AUGUST 31, 1993                    3

                CONSOLIDATED STATEMENTS OF INCOME -
                      THREE MONTHS AND NINE MONTHS ENDED MAY 31,
                       1994 AND 1993                                      4

                CONSOLIDATED STATEMENTS OF CASH FLOWS -
                      NINE MONTHS ENDED MAY 31, 1994 AND 1993             5

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                6

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS      7-8

          PART II.  OTHER INFORMATION

                 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                 9

          SIGNATURES                                                    10

          EXHIBIT INDEX                                                 11

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

                                                        May 31,      August 31,
ASSETS                                                  1994          1993
                                                       (Unaudited)
Current Assets:
  Cash and cash equivalents                            $   46,190    $   15,853
  Short-term investments                                    2,371         4,776
  Receivables, less reserves for doubtful
    accounts of $9,555 at May 31, 1994
    and $7,170 at August 31, 1993                         234,584       249,958
  Inventories, at the lower of cost (on a
    first-in, first-out basis) or market                  183,145       171,545
  Linens in service, net of amortization                   88,556        77,931
  Prepaid income taxes                                     14,588        25,340
  Prepayments                                              11,221        11,513
    Total Current Assets                                  580,655       556,916



Property, Plant, and Equipment, at cost:
  Land                                                     33,016        33,303
  Buildings and leasehold improvements                    191,624       190,276
  Machinery and equipment                                 517,139       500,459
    Total Property, Plant, and Equipment                  741,779       724,038
  Less - Accumulated depreciation and
      amortization                                        384,581       358,853
      Property, Plant, and Equipment - net                357,198       365,185





Other Assets:
  Goodwill and other intangibles                          118,596       127,387
  Other                                                    44,117        38,025
    Total Other Assets                                    162,713       165,412

      Total Assets                                     $1,100,566    $1,087,513



                                                        May 31,      August 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                    1994          1993
                                                       (Unaudited)
Current Liabilities:
  Current maturities of long-term debt                 $      846    $    1,792
  Notes payable                                             4,841         4,404
  Accounts payable                                         74,283        85,505
  Accrued salaries, commissions, and bonuses               35,726        37,103
  Self insurance reserves                                  72,884        71,888
  Other accrued liabilities                                53,609        42,981
    Total Current Liabilities                             242,189       243,673

Long-Term Debt, less current maturities                    27,197        28,418

Deferred Income Taxes                                      78,219        84,289

Other Long-Term Liabilities                                28,083        27,110

Convertible Preferred Stock:
  Series A participating preferred stock, $.05 stated
    value, 500,000 shares authorized, none issued
  Preferred stock, no par value, 500,000 shares authorized, none issued


Common Stockholders' Equity:
  Common stock, $1 par value, 80,000,000 shares
    authorized, 57,918,978 shares issued at May 31,
    1994 and August 31, 1993                               57,919        57,919
  Paid-in capital                                           7,604         7,299
  Retained earnings                                       693,905       673,399
                                                          759,428       738,617
  Less - Treasury stock, at cost (8,341,324 shares at
    May 31, 1994 and 8,357,539 share at August 31,
    1993)                                                  34,550        34,594
        Total Stockholders' Equity                        724,878       704,023

          Total Liabilities and Stockholders' Equity   $1,100,566    $1,087,513


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per-share data)



                                     THREE MONTHS ENDED   NINE MONTHS ENDED
                                              MAY 31                MAY 31
                                      1994      1993      1994        1993

Sales and Service Revenues:
  Net sales of products              $340,562  $319,567  $  974,179  $  912,121
  Service revenues                    140,439   140,397     406,059     409,177
    Total Revenues                    481,001   459,964   1,380,238   1,321,298

Costs and Expenses:
  Cost of products sold               221,069   210,550     639,181     602,397
  Cost of services                     72,901    71,465     212,360     210,109
  Selling and administrative expenses 146,835   142,224     426,260     412,548
  Interest expense                        867     1,684       3,037       3,992
  Other expense, net                    2,480     1,339       5,599       7,011
    Total Costs and Expenses          444,152   427,262   1,286,437   1,236,057


Income before Provision for Income
  Taxes                                36,849    32,702      93,801      85,241

Provision for (Benefit from) Income
Taxes:
  Current                              15,037    12,887      38,522      28,391
  Deferred                             (1,116)     (696)     (3,094)      3,119
                                       13,921    12,191      35,428      31,510

Net Income                           $ 22,928  $ 20,511  $   58,373  $   53,731


Per Share:
  Net income                             $.46      $.41      $1.18       $1.08

  Cash dividends                         $.27      $.26       $.80        $.77


Weighted Average Number of Shares
  Outstanding (thousands)              49,578    49,559      49,571      49,554


The accompanying notes to consolidated financial statements are an integral part of these statements.

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

                                                        NINE MONTHS ENDED
                                                                 MAY 31
                                                        1994       1993
Cash Provided by (Used for) Operations:
  Net income                                           $  58,373  $  53,731
  Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                     45,582     45,110
        Provision for losses on accounts receivable        3,442      3,145
        Gain on sale of property, plant, and equipment      (710)      (308)
        Gain on the sale of business                        (467)    (1,379)
        Provision for deferred income taxes               (3,094)     3,119
        Change in assets and liabilities net of effect
        of acquisitions-
          Receivables, net                                12,213        377
          Inventories and linens in service, net         (22,297)   (19,521)
          Prepaid income taxes                            10,752     (1,087)
          Prepayments and other                              221     (3,210)
          Accounts payable and accrued liabilities          (990)    (9,893)
         Net Cash Provided by Operations                 103,025     70,084

Cash Provided by (Used for) Investing Activities:
  Change in short-term investments                         2,405      2,562
  Purchase of property, plant, and equipment             (30,117)   (22,002)
  Sale of property, plant, and equipment                   2,078      2,040
  Sale of business                                           682      2,558
  Acquisitions                                              (375)   (95,449)
  Change in other assets                                  (7,710)    (8,956)
    Net Cash Used for Investing Activities               (33,037)  (119,247)

Cash Provided by (Used for) Financing Activities:
  Change in notes payable                                    437     12,417
  Additions to long-term debt                                 -          -
  Repayment of long-term debt                             (2,167)    (1,820)
  Recovery of investment in tax benefits                   1,601      1,489
  Deferred income taxes from investment in tax benefits   (2,976)    (2,512)
  Issuance of treasury stock                                 349        338
  Change in other long-term liabilities                      973     (1,493)
  Cash dividends paid                                    (39,655)   (38,154)
    Net Cash Used for Financing Activities               (41,438)   (29,735)
Effect of Exchange Rate Changes on Cash                    1,787     (1,395)

Net Change in Cash and Cash Equivalents                   30,337    (80,293)

Cash and Cash Equivalents at Beginning of Year            15,853    101,137

Cash and Cash Equivalents at End of Period             $  46,190  $  20,844


Supplemental Cash Flow Information:
  Income taxes paid during the period                  $  28,687  $  24,483
  Interest paid during the period                          3,023      4,722

Noncash Investing and Financing Activities:
  Noncash aspects of sale of business -
    Receivables  incurred                              $    (281) $      -

  Noncash aspects of acquisitions-
    Liabilities assumed                                $      -   $  32,750
    Treasury stock returned                                   -         (20)
                                                       $      -   $  32,730


The accompanying notes to consolidated financial statements are an integral part of these statements.

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  BASIS OF PRESENTATION:

The interim consolidated financial statements included herein have been prepared by the company without audit and the condensed consolidated balance sheet as of August 31, 1993 has been derived from audited statements. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of May 31, 1994, the consolidated results of operations for the three months and nine months ended May 31, 1994 and 1993, and the consolidated cash flows
for the nine months ended May 31,  1994 and 1993.   Certain information
and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993.

The results of operations for the three months and nine months ended May 31, 1994 are not necessarily indicative of the results to be expected for the full fiscal year because the company's revenues and income are generally higher in the second half of its fiscal year and because of the uncertainty of general business conditions.

2.  BUSINESS SEGMENT INFORMATION:
                                         Three Months Ended May 31
                              Sales and Service
                                   Revenues               Operating Profit
                             1994         1993           1994       1993
                                              (In thousands)
Lighting Equipment          $  192,129   $  173,573     $ 13,200   $  9,464
Textile Rental                 140,439      140,397       15,127     16,622
Chemical                        85,767       83,007        8,079      7,426 *
Other                           62,666       62,987        3,334      2,287
                            $  481,001   $  459,964       39,740     35,799
Corporate                                                 (1,870)    (1,752)
Interest Expense                                          (1,021)    (1,345)*
  Total                                                 $ 36,849   $ 32,702

* Restated for comparative purposes.

                                       Nine Months Ended May 31
                              Sales and Service
                                   Revenues               Operating Profit
                              1994         1993           1994       1993
                                              (In thousands)
Lighting Equipment          $  548,033   $  495,376     $ 34,559   $ 26,089
Textile Rental                 406,059      409,177       37,411     38,279
Chemical                       243,648      232,700       23,559     22,690
Other                          182,498      184,045        6,619      7,324
                            $1,380,238   $1,321,298      102,148     94,382
Corporate                                                 (5,318)    (5,149)
Interest Expense                                          (3,029)    (3,992)
  Total                                                 $ 93,801   $ 85,241

3. INVENTORIES:

Major classes of inventory as of May 31, 1994 and August 31, 1993 were as follows:

                                          May 31,                  August 31,
                                          1994                      1993
                                                    (In thousands)
Raw Materials and Supplies               $   75,510                $ 77,911
Work-in-Process                              10,751                  11,269
Finished Goods                               96,884                  82,365
     Total                               $  183,145                $171,545

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes.

Financial Condition

National Service Industries maintained a strong financial position as it completed the third quarter of fiscal 1994. Net working capital was $338.5 million, compared with $313.2 million at August 31, 1993, and the current ratio was 2.4, compared with 2.3 at year end. Cash and short-term investments were $48.6 million, up from $20.6 million at the prior year end. For the nine months ended May 31, 1994, the company invested $30.5 million in capital expenditures and acquisitions. Long- term debt and other long-term liabilities were 7.1 percent of total capitalization, compared with 7.3 percent at August 31, 1993. Cash provided by operations rose to $103.0 million from $70.1 million for the nine months last year. The improvement resulted from working capital increases, primarily in receivable and prepaid income tax reductions.

Capital expenditures, exclusive of acquisition spending, were $30.1 million for the nine months this year and $22.0 million for the prior-year period. Current-year spending was primarily the result of facilities and manufacturing process improvements in the lighting equipment division, facilities additions and information systems enhancements in the chemical division, and wastewater compliance projects and fleet upgrades in the textile rental division. Prior-year spending was attributable to information systems enhancements in the lighting equipment division, capacity expansion in the chemical division, and cost reduction expenditures in each of these and the textile rental division.

Acquisition spending of $95.4 million for the three quarters last year resulted from the chemical division's acquisitions of Kleen Canada, Inc., a Canadian manufacturer of specialty chemicals, and Graham International, a privately held, European specialty chemical business, and the textile rental division's acquisition of Initial Services Investments, Inc., an industrial uniform and dust control business.

Dividend payments for the nine months totaled $39.7 million, or 80 cents per share, compared with $38.2 million, or 77 cents per share, for the nine months. The quarterly dividend rate was increased 3.8 percent to 27 cents per share effective January, 1994.

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

Results of Operations

Net income of National Service Industries rose 11.8 percent, from $20.5 million the prior-year quarter, to $22.9 million in the company's third fiscal quarter which ended May 31, 1994. Sales for the period increased
4.6 percent to $481 million, compared with $460 million the prior year. Earnings per share gained 11.7 percent to 46 cents from last year's 41 cents.

Year-to-date results for the nine months ended May 31 indicated that sales increased 4.5 percent to $1.38 billion. Net income of $58.4 million led to earnings of $1.18 per share. Both income measures represented 8.6 percent increases from the $53.7 million and $1.08 per share reported last year.

The lighting equipment division continued to lead NSI's operatons in the third quarter as further market share gains were posted. Sales increased
10.7 percent to $192.1 million for the quarter and 10.6 percent to $548.0 million year to date on the strength of increased unit sales. Non-fluorescent product lines were particularly strong. Operating profit grew 39.5 percent for the quarter to 6.9 percent of revenues, up from 5.5 percent last year, and rose 32.5 percent for the nine months to 6.3 percent of revenues, from 5.3 percent the prior year to date. Profit improvements were largely the result of higher unit volumes.

Results in the textile rental sector were somewhat disappointing as the quarter's revenues of $140.4 million were flat compared with the prior year and year-to-date revenues of $406.1 million were a slight decline .
Textile rental demand has not firmed in any meaningful way this year, and heathcare rental revenue has been weak. Operating profit declined to 10.8 percent of revenues for the quarter and 9.2 percent year to date, compared with 11.8 percent and 9.4 percent in the comparable periods last year, primarily due to higher merchandise costs and a prior- year gain on the sale of a business.

Sales of the chemical segment increased 3.3 percent to $85.8 million for the third quarter and 4.7 percent to $243.6 million for the nine months due to pricing gains. Domestic sales have shown satisfactory increases, however, international demand has been soft. Operating profit was 9.2 percent of revenues for the quarter and 9.7 percent for the year to date, slightly below the respective prior-year periods. Canadian operations in particular dampened chemical segment results.

NSI's other businesses combined for a 45.8 percent quarterly increase in operating income on a small sales decline; year-to-date results deteriorated minimally. Insulation services rebounded sharply in the quarter, and the envelope division added to the gains achieved in the first half of the fiscal year.

Corporate income was less than last year's third quarter and nine months due primarily to reduced investment income resulting from both lower rates and lower average investment levels. Interest expense was somewhat less than both prior-year periods due to reductions in acquisition-related debt.

Consolidated income before taxes improved 12.7 percent for the quarter and
10.0 percent for the year to date. The improvement in net income was reduced to 11.8 percent and 8.6 percent for the respective periods due to the higher 1994 tax rate. The provision for income taxes was 37.8 percent of pretax income for both the third quarter and the nine months, compared with 37.3 percent and 37.0 percent for the comparable prior-year periods. The 1994 rate was increased as a result of the Omnibus Budget Act of 1993. Changes in the year-to-year effective rates also result from variation in the relative amount of tax exempt income.

PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits are listed on the Index to Exhibits (page 11).

(b)  There were no reports on Form 8-K for the three months ended May 31, 1994.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              NATIONAL SERVICE INDUSTRIES, INC.
                              REGISTRANT


DATE         July 14, 1994    /S/ DAVID LEVY
                              DAVID LEVY
                              EXECUTIVE VICE PRESIDENT, ADMINISTRATION
                              AND COUNSEL



DATE         July 14, 1994    /S/ J. ROBERT HIPPS
                              J. ROBERT HIPPS
                              SENIOR VICE PRESIDENT, FINANCE

INDEX TO EXHIBITS

                                                                  Page  No.


EXHIBIT 11         Computations of Net Income per Share
                   of Common Stock                                   12