Form 10-K
period 1994-08-31
NATIONAL SERVICE INDUSTRIES INC
filed 1994-11-21
CIK 70538

Page 1 of 95
Exhibit Index on Page 19

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934



For the fiscal year ended August 31, 1994    Commission file number 1- 3208

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

Securities registered pursuant to Section 12(b) of the Act:


                                                 Name of Each Exchange on
Title of Each Class                                Which Registered
Common Stock ($1.00 Par Value)                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
  None
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]                      No  [ ]

Based upon the closing price as quoted on the New York Stock Exchange October 31, 1994 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $1,317,369,635.25.


The number of shares outstanding of the registrant's common stock, $1.00 par value, was 49,247,463 shares as of October 31, 1994.


DOCUMENTS INCORPORATED BY REFERENCE


        Location in Form 10-K                   Incorporated Document
        Part I, Item 1                          1994 Annual Report
        Part II, Items 5, 6, 7, and 8           1994 Annual Report
        Part III, Items 10, 11, 12, and 13      1994 Proxy Statement
        Part IV, Item 14                        1994 Annual Report


PART I                                                                   Page 2

ITEM 1. BUSINESS

The registrant, incorporated in Delaware in 1928, provides a wide variety of products and services through its operating divisions, as follows:


    Divisions                                 Principal Products or Services    Marketing Area
Products and services for industrial,
commercial, institutional, and healthcare
  customers

  TEXTILE RENTAL
    National Linen Service                      Rented napkins and table          Principally the southern,
    National Uniform Service                      linens, bed linens, towels,       southwestern, central,
    National Healthcare Linen Service             uniforms, specialized             and northeastern
    National Dust Control Service                 garments, sterilized              United States
    National Direct Source                        products, restroom
                                                  products, mats and mops,
                                                  and complimentary direct
                                                  sale products.

  CHEMICAL
    Zep Manufacturing Company                   Chemical products,                Throughout the United
    Zep Manufacturing Company of Canada           primarily for maintenance,        States, Canada,
    Zep Alcare                                    sanitation, and water             Puerto Rico, and
    Zep Europe                                    treatment, including soaps,       western Europe.
    Selig Chemical Industries                     detergents, waxes, and
    National Chemical                             disinfectants.

  ENVELOPE
    Atlantic Envelope Company                   Business and specialty            South and Southwest.
    ATENCO Filing Systems                         envelopes and records
    R. P. Gillotte Co.                            storage and filing systems.
    Lyon Folder Company
    Techno-Aide/Stumb Metal Products Company

Products for the construction industry

  LIGHTING EQUIPMENT
    Lithonia Lighting                           Fluorescent fixtures for          Throughout the United
    Lithonia Fluorescent                          commercial, industrial,           States, Canada and
    Lithonia Hi-Tek Lighting                      and institutional                 overseas.
    Lithonia Downlighting                         applications; high-intensity
    Major Reflector Products                      discharge fixtures for
    RELOC Wiring Systems                          industrial and commercial
    Lithonia Controls Systems                     use; outdoor lighting;
    Lithonia Emergency Lighting                   downlighting; track lighting;
    Lithonia Lighting Canada                      vandal-resistant fixtures;
                                                  emergency lighting; lighting
                                                  and dimming controls; and
                                                  manufactured wiring systems.



  INSULATION SERVICE
    North Bros. Co.                             Commercial, industrial,  and      Principally in the
    South Insulation Company                      institutional insulation          southeastern United
    Western State Insulation Company              products, accessories, and        States.
    Merit Insulation Company                      contracting services.
    Precision Foam Fabricators
    Mid-State Insulation Co.



      Divisions                                 Principal Products or Services    Marketing Area
Products and services for the consumer

  LIGHTING EQUIPMENT
    Home-Vue Lighting                           Fluorescent work lamps, recessed  Throughout the United
    Light Concepts                                and track lighting, and other     States.
                                                  decorative fluorescent fixtures.

Competition

While each of the registrant's businesses is highly competitive, the competitive conditions and the registrant's relative position and market share vary widely from business to business. A limited number of the competitors of each division are large diversified companies, but most of the competitors of the principal divisions are smaller companies than the registrant. Such smaller companies frequently specialize in one industry or one geographic area, which in many instances increases the intensity of competition. Management believes that its lighting equipment division is the largest manufacturer of lighting fixtures in the world and its textile rental division is one of the largest such companies in the United States.

Raw Materials

There were no significant shortages of materials or components during the years ended August 31, 1994, 1993, and 1992. No one commodity or supplier provided a significant portion of the company's material requirements.

Total Employment

The registrant employs approximately 22,000 people.

Financial Information about Industry Segments

The financial information required by this item is included on page 32 of the company's annual report for the year ended August 31, 1994, under the caption "Business Segment Information" and is incorporated herein by reference.


                                                                         Page 4
ITEM 2. PROPERTIES

The general offices of the company are located in Atlanta, Georgia. Because of the diverse nature of the operations and the large number of individual locations, it is neither practical nor significant to describe all of the operating facilities owned or leased by the company. The following listing summarizes the significant facility categories by division:


                          Number of Facilities
Division                   Owned       Leased        Nature of Facilities
Lighting Equipment          9             3          Manufacturing plants
                            1             2          Distribution centers
                            -            30          Field warehouses

Textile Rental             71            19          Linen plants
                           17            42          Linen service centers
                            -             1          Distribution centers

Chemical                    9             4          Manufacturing plants
                           22            48          Distribution centers
                            -             3          Sales offices

Insulation Service          2             -          Fabrication plants
                           26            13          Warehouses

Envelope                    6             4          Manufacturing plants
                            -             3          Warehouses
                            -             1          Sales office

Corporate Office            1             -          Corporate headquarters

ITEM 3.  LEGAL PROCEEDINGS

The Registrant is neither a party to nor is its property subject to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is included on the inside back cover of the company's annual report for the year ended August 31, 1994, under the caption "Common Share Prices and Dividends per Share" and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is included on pages 36 and 37 of the company's annual report for the year ended August 31, 1994, under the caption "Ten-Year Financial Summary" and is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

The information required by this item is included on pages 34 and 35 of the company's annual report for the year ended August 31, 1994, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included on pages 25 through 33 of the company's annual report for the year ended August 31, 1994, under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Report of Independent Public Accountants" and is incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE

None.

                                                                         Page 6

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item, with respect to directors, is included on pages 2 through 4 under the caption "Information Concerning Nominees" of the company's proxy statement for the annual meeting of stockholders to be held
January 4, 1995, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.


EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of the company are elected at the organizational meeting of the Board of Directors in January.


Name and age of each executive  officer     Business experience of executive officers during the five
and positions held with the company         years ended August 31, 1994 and term in office
D. Raymond Riddle, age 61                   Mr. Riddle served as President and Chief Executive
Chairman and Chief Executive Officer,       Officer from  January, 1993 to September, 1994 when he
Director, and member of the Executive       was elected Chairman and Chief Executive Office. He
Committee of the Board                      served from 1985 until 1993 as an Executive Vice
                                            President of Wachovia Corporation and from 1987 until
                                            1993 as President and Chief Executive Officer and as a
                                            director of Wachovia Corporation of Georgia and its lead
                                            bank, Wachovia Bank of Georgia, N.A.

Don W. Hubble, age 55                       Mr. Hubble was elected President effective September,
President and Chief Operating Officer       1994 and was designated Chief Operating Officer in
and Director                                September, 1993.  He served as a  Group Vice President
                                            from 1980 until 1988, when he was elected Executive
                                            Vice President.


David Levy, age 57                          Mr. Levy was elected Executive Vice President,
Executive Vice President, Administration    Administration in October, 1992.  He served as Vice
and  Counsel and Director                   President, Secretary and Counsel from 1975 until he was
                                            elected Senior Vice President in 1982.

J. Robert Hipps, age 54                     Mr. Hipps was elected Senior Vice President, Finance in
Senior Vice President, Finance              March,  1990  and  also  served  as  Treasurer  until  June,
                                            1992. Previously, he served General Signal Corporation as
                                            Vice  President  and  Treasurer  and,  from  1987,  as Vice
                                            President and Controller.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is included on pages 6 through 13 under the captions "Compensation of Directors," "Other Information Concerning the Board and its Committees," "Compensation Committee Interlocks and Insider Participation," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises and Fiscal Year-End Option Values," "Other Agreements," and "Pension and Supplemental Retirement Benefits" of the company's proxy statement for the annual meeting of stockholders to be held January 4, 1995, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included on page 5 under the caption "Beneficial Ownership of the Corporation's Securities" of the company's proxy statement for the annual meeting of stockholders to be held January 4, 1995, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included on page 5 under the caption "Certain Transactions" of the company's proxy statement for the annual meeting of stockholders to be held January 4, 1995, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

    Financial Statements

    The company's 1994 Annual Report contains the consolidated balance sheets as of August 31, 1994 and 1993, the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1994, and the related report of Arthur Andersen LLP.
    The financial statements, incorporated herein by reference, include the following:

            Consolidated Balance Sheets - August 31, 1994 and 1993

            Consolidated Statements of Income for the years ended August 31, 1994, 1993, and 1992

            Consolidated  Statements of Stockholders' Equity for the years ended
            August 31, 1994, 1993, and 1992

            Consolidated Statements of Cash Flows for the years ended August 31,
            1994, 1993, and 1992

            Notes to Consolidated Financial Statements

    Financial Statement Schedules:

            Report of Independent Public Accountants on Schedules

   Schedule Number
          II       Amounts Receivable from Related Parties and Underwriters,
                   Promoters, and Employees Other than Related Parties

           V       Property, Plant, and Equipment

          VI Accumulated Depreciation and Amortization of Property, Plant, and Equipment

         VIII      Valuation and Qualifying Accounts

          IX       Short-Term Borrowings

           X       Supplementary Income Statement Information

    Any of schedules I through XIV not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

     3.  Exhibits filed with this report

          Reference No. from
             Reg. 229.601
               Item 601      Description of Exhibit
                   3         Restated Certificate of Incorporation and  By-Laws

                   4         Shareholder Rights Plan Adopted May 9, 1988

                   10(i)     Section 168 Agreement and Election dated as of
                             April 9, 1982, between National Service
                             Industries, Inc. and Oglethorpe Power Corporation

                   10(iii)A  Management Contracts and Compensatory Arrangements:

                             (a) Directors' Deferred Compensation Plan

                             (b) Executives' Deferred Compensation Plan and
                                 Amendment

                             (c) Restated and Amended Supplemental Retirement
                                 Plan for Executives of National Service
                                 Industries, Inc. and Amendment

                             (d) The National Service Industries, Inc. Senior
                                 Management Benefit Plan and Amendments


                             (e) Severance Protection Agreement between National
                                 Service Industries, Inc. and David Levy

                             (f) Severance Protection Agreements between
                                 National Service Industries, Inc. and
                                 (i)   D. Raymond Riddle
                                 (ii)  Don W. Hubble
                                 (iii) J. Robert Hipps

                             (g) Bonus Letter Agreements between National
                                 Service Industries, Inc. and
                                 (i)   D. Raymond Riddle
                                 (ii)  Don W. Hubble
                                 (iii) David Levy
                                 (iv)  J. Robert Hipps

                             (h) Long-Term Incentive Program and Amendment

                             (i) Incentive Stock Option Agreements between
                                 National Service Industries, Inc. and
                                 (i)   D. Raymond Riddle
                                 (ii)  Don W. Hubble
                                 (iii) David Levy
                                 (iv)  J. Robert Hipps

                             (j) Nonqualified Stock Option Agreement for
                                 Corporate Officers between National Service
                                 Industries, Inc. and
                                 (i)   D. Raymond Riddle
                                 (ii)  Don W. Hubble
                                 (iii) David Levy
                                 (iv)  J. Robert Hipps


     3.  Exhibits filed with this report (Continued)

          Reference No. from
             Reg. 229.601
               Item 601      Description of Exhibit
                             (k) Nonqualified Stock Option Agreement for
                                 Corporate Officers Effective Beginning
                                 September 21, 1994 between National Service
                                 Industries, Inc. and
                                 (i)   D. Raymond Riddle
                                 (ii)  Don W. Hubble
                                 (iii) David Levy

                             (l) Benefits Protection Trust Agreement and
                                 Amendment

                             (m) Executive Benefits Trust Agreement

                             (n) Consulting Agreement between National Service
                                 Industries, Inc. and Erwin Zaban

                             (o) Consulting Agreement between National Service
                                 Industries, Inc. and Sidney Kirschner

                             (p) 1992 Nonemployee Directors' Stock Option Plan
                                 Effective September 16, 1992

                             (q) Nonemployee Directors' Stock Option Agreement
                                 between National Service Industries, Inc. and
                                 (i)   John L. Clendenin
                                 (ii)  Jesse Hill, Jr.
                                 (iii) Robert M. Holder, Jr.
                                 (iv)  F. Ross Johnson
                                 (v)   James C. Kennedy
                                 (vi)  Donald R. Keough
                                 (vii) Bryan D. Langton
                                 (viii)Bernard Marcus
                                 (ix)  John G. Medlin, Jr.
                                 (x)   Dr. Betty L. Siegel
                                 (xi)  Erwin Zaban

                             (r) Summary of Incentive Bonus Program for
                                 Executive Officers of National Service
                                 Industries, Inc. ("NSI") for the Fiscal Year
                                 Ending August 31, 1994

                             (s) National Service Industries, Inc. Executive
                                 Savings Plan Effective September 1, 1994

                             (t) National Service Industries, Inc. Management
                                 Compensation and Incentive Plan Effective
                                 September 1, 1994, Subject to Approval by
                                 Shareholders at Annual Meeting to be Held
                                 January 4, 1995

                   11        Computations of Net Income per Share of Common
                             Stock

                   13        Information Incorporated by Reference from Annual
                             Report for the Year Ended August 31, 1994

                   21        List of Subsidiaries

                   23        Consent of Independent Public Accountants

                   24        Powers of Attorney

                   27        Financial Data Schedules

(b) No reports on Form 8-K were filed for the three months ended August 31, 1994.

(c) Exhibits 2, 9, 12, 18, 22, and 28 have been omitted because they are not applicable.

(d) Not applicable.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NATIONAL SERVICE INDUSTRIES, INC.




Date: November 18, 1994             By:   /s/  Kenyon W. Murphy
                                          Kenyon W. Murphy
                                          Secretary and Assistant Counsel


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature               Title
    D. Raymond Riddle*     Chairman and Chief Executive Officer

    J. Robert Hipps*       Senior Vice President, Finance
                           (Principal Financial Officer)

    John A. Bostater*      Vice President and Controller

    John L. Clendenin*     Director

    Jesse Hill, Jr.*       Director

    Robert M. Holder, Jr.* Director

    Don W. Hubble*         Director

    F. Ross Johnson*       Director                     - November 18, 1994

    James C. Kennedy*      Director

    Donald R. Keough*      Director

    Bryan D. Langton*      Director

    David Levy*            Director

    Bernard Marcus*        Director

    John G. Medlin, Jr.*   Director

    Betty L. Siegel*       Director

    Erwin Zaban*           Director

*By   /s/ David Levy       Attorney-in-Fact
      David Levy

                       Arthur Andersen LLP

                       Atlanta, Georgia




              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES





    To National Service Industries, Inc.:


    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in NATIONAL SERVICE INDUSTRIES, INC. and subsidiaries' annual report to stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated October 20, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14 in this Form 10-K are the responsibility of the Company's management and are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                            /s/  Arthur Andersen LLP
                                            ARTHUR ANDERSEN LLP



    October 20, 1994


SCHEDULE II
NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,

PROMOTORS, AND EMPLOYEES OTHER THAN RELATED PARTIES

FOR THE YEARS ENDED AUGUST 31, 1994, 1993, AND 1992
(In thousands)


                             Balance at
                             Beginning                      Amounts         Balance at End of Period
Description                   of Period       Additions      Collected      Current       Noncurrent
YEAR ENDED AUGUST 31, 1994:
  Division Officers          $  119          $   -          $   26          $   93        $   -




YEAR ENDED AUGUST 31, 1993:
  Division Officers          $  109          $   18         $    8          $  119        $   -




YEAR ENDED AUGUST 31, 1992:
  Division Officers          $  250 (1),(2)  $   -          $  141          $  109        $   -





(1)  $150,000 promissory note receivable from Mr. Peele, secured by real property, originally due
     November 15, 1991, with interest at prime rate announced by FNB-Atlanta adjusted at first of month.
(2)  $100,000 promissory note receivable from Mr. Gurbacki, secured by real property, originally due December 31, 1991, with interest at prime rate announced by FNB-Atlanta adjusted on first of month.


SCHEDULE V
NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

PROPERTY, PLANT, AND EQUIPMENT

FOR THE YEARS ENDED AUGUST 31, 1994, 1993, AND 1992
(In thousands)


                              Balance at                                              Other             Balance at
                              Beginning          Additions (1)      Sales or          Changes (2)           End
Classification                 of Period             at Cost        Retirements       Add (Deduct)       of Period
YEAR ENDED AUGUST 31, 1994:
  Land                        $  33,304          $    295           $  1,371          $      9          $  32,237
  Buildings                     173,288             3,715              7,495               296            169,804
  Machinery and equipment       371,354            23,082             18,225              (479)           375,732
  Delivery equipment             65,203             8,751              5,386                 4             68,572
  Furniture and fixtures         55,207             6,307              1,863               496             60,147
  Service equipment               8,648               -                5,553              (138)             2,957
  Leasehold improvements         17,034               368                255               (22)            17,125

                              $ 724,038          $ 42,518           $ 40,148          $    166          $ 726,574

YEAR ENDED AUGUST 31, 1993:
  Land                        $  29,534          $  4,392           $    590          $    (32)         $  33,304
  Buildings                     154,606            21,809              2,685              (442)           173,288
  Machinery and equipment       350,057            36,169             13,990              (882)           371,354
  Delivery equipment             56,372            12,392              3,505               (56)            65,203
  Furniture and fixtures         58,545             6,972             10,520               210             55,207
  Service equipment              12,642               -                3,994                -               8,648
  Leasehold improvements         17,781               437              1,126               (58)            17,034

                              $ 679,537          $ 82,171           $ 36,410          $ (1,260)         $ 724,038

YEAR ENDED AUGUST 31, 1992:
  Land                        $  28,462          $  1,492           $    411          $     (9)         $  29,534
  Buildings                     148,066            11,690              4,274              (876)           154,606
  Machinery and equipment       332,306            26,007              7,881              (375)           350,057
  Delivery equipment             55,749             4,438              3,822                 7             56,372
  Furniture and fixtures         53,929             5,505              1,717               828             58,545
  Service equipment              12,274               515                147                -              12,642
  Leasehold improvements         18,520               142                856               (25)            17,781

                              $ 649,306          $ 49,789           $ 19,108          $   (450)         $ 679,537

    (1)  Additions during the year included property, plant, and equipment recorded in acquisitions and normal replacements and purchases of property, plant, and equipment for divisions to meet operational requirements.

(2)  Transfers and foreign currency conversion.




 Page 15
SCHEDULE VI
NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

ACCUMULATED DEPRECIATION AND AMORTIZATION

OF PROPERTY, PLANT, AND EQUIPMENT

FOR THE YEARS ENDED AUGUST 31, 1994, 1993, AND 1992
(In thousands)


                             Balance at                                             Other           Balance at
                             Beginning         Charged to         Sales or          Changes (1)         End
Classification                of Period          Expense          Retirements       Add (Deduct)     of Period
YEAR ENDED AUGUST 31, 1994:
  Buildings                  $ 48,342          $  5,880           $  2,138          $  191          $ 52,275
  Machinery and equipment     213,945            25,351             13,705             (30)          225,561
  Delivery equipment           38,740             7,374              4,974               5            41,145
  Furniture and fixtures       38,014             7,035              1,488             159            43,720
  Service equipment             7,624               482              5,540            (113)            2,453
  Leasehold improvements       12,188             1,131                198             (13)           13,108

                             $358,853          $ 47,253           $ 28,043          $  199          $378,262

YEAR ENDED AUGUST 31, 1993:
  Buildings                  $ 42,260          $  5,981           $  1,600          $1,701          $ 48,342
  Machinery and equipment     199,802            25,929             12,348             562           213,945
  Delivery equipment           35,252             6,576              3,123              35            38,740
  Furniture and fixtures       38,958             7,008             10,448           2,496            38,014
  Service equipment            10,943               663              3,983               1             7,624
  Leasehold improvements       11,972             1,282              1,058              (8)           12,188

                             $339,187          $ 47,439           $ 32,560          $4,787          $358,853

YEAR ENDED AUGUST 31, 1992:
  Buildings                  $ 38,958          $  5,150           $  1,734          $ (114)         $ 42,260
  Machinery and equipment     181,135            23,734              4,884            (183)          199,802
  Delivery equipment           32,821             5,625              3,185              (9)           35,252
  Furniture and fixtures       32,489             8,005              1,572              36            38,958
  Service equipment            10,229               803                 89               0            10,943
  Leasehold improvements       11,330             1,373                721             (10)           11,972

                             $306,962          $ 44,690           $ 12,185          $ (280)         $339,187

(1)  Transfers, foreign currency conversion, and accumulated depreciation recorded in acquisitions.



SCHEDULE VIII
NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED AUGUST 31, 1994, 1993, AND 1992
(In thousands)

                                         Balance at        Additions Charged to                         Balance at
                                         Beginning       Costs and      Other                           End
Description                               of Period      Expenses       Accounts (1)    Deductions (2)  of Period
YEAR ENDED AUGUST 31, 1994:
  Deducted in the balance sheet
    from the asset to which it applies-
      Reserve for doubtful accounts      $7,170          $2,804         $  923          $3,512          $7,385



YEAR ENDED AUGUST 31, 1993:
  Deducted in the balance sheet
    from the asset to which it applies-
      Reserve for doubtful accounts      $3,696          $3,300         $3,462          $3,288          $7,170



YEAR ENDED AUGUST 31, 1992:
  Deducted in the balance sheet
    from the asset to which it applies-
      Reserve for doubtful accounts      $3,443          $3,398         $   49          $3,194          $3,696

(1)  Recoveries credited to reserve and reserves recorded in acquisitions.
(2)  Uncollectible accounts written off.


 Page 17
SCHEDULE IX
NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

SHORT-TERM BORROWINGS

FOR THE YEARS ENDED AUGUST 31, 1994, 1993, AND 1992
(In thousands)

 <CAPTIONS>

                                                              Maximum
                                                              Amount           Average           Weighted
                                             Weighted         Outstanding      Amount            Average
                             Balance at      Average          at Month End     Outstanding       Interest Rate
Category of Aggregate        End             Interest         during           during            during
Short-Term Borrowings        of Period         Rate           the Period       the Period        the Period
YEAR ENDED AUGUST 31, 1994:
  Banks (1)                  $5,098            5.90%          $ 5,098          $ 4,481             7.41%





YEAR ENDED AUGUST 31, 1993:
  Banks (1)                  $4,404           11.50%          $42,732          $22,916             9.75%





YEAR ENDED AUGUST 31, 1992:
  Banks (2)                  $   -               -            $ 1,372          $ 1,000             7.93%


(1)  Short-term borrowings under multi-currency lines of credit from a European bank.
(2)  Short-term revolving credit assumed in connection with Canadian acquisition in January, 1991.


 Page 18
SCHEDULE X


NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

SUPPLEMENTARY INCOME STATEMENT INFORMATION

FOR THE YEARS ENDED AUGUST 31, 1994, 1993, AND 1992
(In thousands)


                                                     Charged to
                                                     Costs and
  Item                                               Expenses
YEAR ENDED AUGUST 31, 1994:
  Maintenance and Repairs                             $26,581




YEAR ENDED AUGUST 31, 1993:
  Maintenance and Repairs                             $26,414




YEAR ENDED AUGUST 31, 1992:
  Maintenance and Repairs                             $26,074



INDEX TO EXHIBITS

                                                                        Page No.
EXHIBIT 3          - Restated Certificate of Incorporation              Reference is made to Exhibit 3 of registrant's
                                                                        Form 10-Q for the quarter ended May 31,
                                                                        1992, which is incorporated herein by
                                                                        reference.

                   - By-Laws as Amended and Restated  June 21,          Reference is made to Exhibit 3 of registrant's
                     1989                                               Form 10-K for the fiscal year ended August
                                                                        31, 1989, which is incorporated herein by
                                                                        reference.

EXHIBIT 4          - Shareholder Rights Plan Adopted  May 9, 1988       Reference is made to Exhibit 1 of registrant's
                                                                        Form 8-A as filed with the Commission on
                                                                        May 11, 1988, which is incorporated herein by
                                                                        reference.

EXHIBIT 10(i)      - Section 168 Agreement and  Election Dated          Reference is made to Exhibit 10(i) of
                     April 9, 1982 between  National Service            registrant's Form 10-K for the fiscal year
                     Industries, Inc. and Oglethorpe Power              ended August 31, 1982, which is incorporated
                     Corporation                                        herein by reference.

EXHIBIT 10(iii)A  Management Contracts and Compensatory Arrangements:

                  (a)-Director's Deferred Compensation Plan             Reference is made to Exhibit 10(iii)A (b) of
                                                                        registrant's Form 10-K for the fiscal year
                                                                        ended August 31, 1982, which is incorporated
                                                                        herein by reference.

                  (b)-(i) Executives' Deferred Compensation Plan        Reference is made to Exhibit 19 of registrant's
                                                                        Form 10-K for the fiscal year ended August 31,
                                                                        1982, which incorporated herein by reference.

                         (ii) First Amendment To Executives'            Reference is made to Exhibit 10(iii)A (b)-(ii)
                         Deferred Compensation Plan, Dated              of registrant's Form 10-K for the fiscal year
                         September 21, 1989                             ended August 31, 1989, which is incorporated
                                                                        herein by reference.

                  (c)-(i)Restated and Amended Supplemental              Reference is made to Exhibit 10(iii)A (c)-(i)
                         Retirement Plan for Executives of National     of registrant's Form 10-K for the fiscal year
                         Service Industries, Inc. (Supplemental         ended August 31, 1993, which is incorporated
                         Pension Plan)                                  herein by reference.

                        (ii) Amendment to Restated and Amended          Reference is made to Exhibit 10(iii)A (a) of
                        Supplemental Retirement Plan for Executives     registrant's Form 10-Q for the quarter ended
                        of National Service Industries, Inc.            February 28, 1994, which is incorporated
                        (Supplemental Pension Plan)                     herein by reference.


                  (d)-(i) The National Service Industries, Inc.         Reference is made to Exhibit 10(iii)A (f) of
                         Senior Management Benefit Plan, Dated          registrant's Form 10-K for the fiscal year
                         August 15, 1985                                ended August 31, 1985, which is incorporated
                                                                        herein by reference.

                        (ii) First Amendment to National  Service       Reference is made to Exhibit 10(iii)A (e)-(ii)
                        Industries, Inc. Senior Management Benefit      of registrant's Form 10-K for the fiscal year
                        Plan,  Dated September 21, 1989                 ended August 31, 1989, which is incorporated
                                                                        herein by reference.



INDEX TO EXHIBITS

                                                                        Page No.
                  (d)   (iii) Second Amendment to National Service      23
                        Industries, Inc. Senior Management Benefit
                        Plan,  Dated September 16, 1994

                  (e)-Severance Protection Agreement between            Reference is made to Exhibit 10(iii)A (h) of
                        National Service Industries, Inc. and David     registrant's Form 10-K for the fiscal year
                        Levy                                            ended August 31, 1989, which is incorporated
                                                                        herein by reference.

                  (f)-Severance Protection Agreements between           Reference is made to Exhibit 10(iii)A (i) of
                        National Service Indus tries, Inc. and          registrant's Form 10-K for the fiscal year
                        (i)  D. Raymond Riddle                          ended August 31, 1989, which is incorporated
                        (ii) Don W. Hubble                              herein by reference.
                        (iii)J. Robert Hipps

                  (g)-Bonus Letter Agreements between                   Reference is made to Exhibit 10(iii)A (j) of
                        National Service Industries, Inc. and           registrant's Form 10-K for the fiscal year
                        (i)  D. Raymond Riddle                          ended August 31, 1989, which is incorporated
                        (ii) Don W. Hubble                              herein by reference.
                        (iii)David Levy
                        (iv) J. Robert Hipps

                  (h)-(i)Long-Term Incentive Program,  Dated            Reference is made to Exhibit 10(iii)A (k) of
                        September 20, 1989                              registrant's Form 10-K for the fiscal year
                                                                        ended August 31, 1989, which is incorporated
                                                                        herein by reference.

                     -(ii)First Amendment to Long-Term                  28
                        Incentive Program,  Dated September 20,
                        1989

                  (i)-Incentive Stock Option Agreements between         Reference is made to Exhibit 10(iii)A (l) of
                        National Service Industries, Inc., and          registrant's Form 10-K for the fiscal year
                        (i)  D. Raymond Riddle                          ended August 31, 1989, which is incorporated
                        (ii) Don W. Hubble                              herein by reference.
                        (iii)David Levy
                        (iv) J. Robert Hipps

                  (j)-Nonqualified Stock Option Agreement for           Reference is made to Exhibit 10(iii)A (j) of
                        Corporate Officers between National Service     registrant's Form 10-K for the fiscal year
                        Industries, Inc. and                            ended August 31, 1992, which is incorporated
                        (i)  D. Raymond Riddle                          herein by reference.
                        (ii) Don W. Hubble
                        (iii)David Levy
                        (iv) J. Robert Hipps


                  (k)-Nonqualified Stock Option Agreement for           29
                        Corporate Officers Effective Beginning
                        September 21, 1994 between National
                        Service Industries, Inc. and
                        (i)  D. Raymond Riddle
                        (ii) Don W. Hubble
                        (iii)David Levy

                  (l)-(i)Benefits Protection Trust Agreement Dated      Reference is made to Exhibit 10(iii)A (n) of
                        July 5, 1990,  between National Service Indus-  registrant's Form 10-K for the fiscal year
                        tries, Inc. and Wachovia Bank  and Trust        ended August 31, 1990, which is incorporated
                        Company                                         herein by reference.



INDEX TO EXHIBITS

                                                                        Page No.
                  (l)-(ii)Amended Schedule 1 of Benefits                Reference is made to Exhibit 10(iii)A (k)-(ii)
                        Protection Trust Agreement between              of registrant's Form 10-K for the fiscal year
                        National Service Industries, Inc. and           ended August 31, 1993, which is incorporated
                        Wachovia Bank and Trust Company                 herein by reference.
                        Dated September 15, 1993

                  (m)-Executive Benefits Trust Agreement Dated          Reference is made to Exhibit 10(iii)A (o) of
                        July 5, 1990, between National Service Indus-   registrant's Form 10-K for the fiscal year
                        tries, Inc. and Wachovia Bank  and Trust        ended August 31, 1990, which is incorporated
                        Company                                         herein by reference.

                  (n)-Consulting Agreement between  National            Reference is made to Exhibit 10(iii)A of
                        Service Industries, Inc. and Erwin Zaban,       registrant's Form 10-Q for the quarter ended
                        Dated December 30, 1991                         November 30, 1991, which is incorporated
                                                                        herein by reference.

                  (o)-Consulting Agreement between National             Reference is made to Exhibit 10(iii)A (n) of
                        Service Industries, Inc. and Sidney Kirschner,  registrant's Form 10-K for the fiscal year
                        Effective November 1, 1992                      ended August 31, 1992, which is incorporated
                                                                        herein by reference.

                  (p)-1992 Nonemployee Directors' Stock Option          Reference is made to Exhibit 10(iii)A (o) of
                        Plan Effective September 16, 1992               registrant's Form 10-K for the fiscal year
                                                                        ended August 31, 1992, which is incorporated
                                                                        herein by reference.

                  (q)-Nonemployee Directors' Stock Option               35
                        Agreement between National Service
                        Industries, Inc. and
                        (i)  John L. Clendenin
                        (ii) Jesse Hill, Jr.
                        (iii)Robert M. Holder, Jr.
                        (iv) F. Ross Johnson
                        (v)  James C. Kennedy
                        (vi) Donald R. Keough
                        (vii)Bryan D. Langton
                        (vii)Bernard Marcus
                        (ix) John G. Medlin, Jr.
                        (x)  Dr. Betty L. Siegel
                        (xi) Erwin Zaban

                  (r)-Summary of Incentive Bonus Program for            Reference is made to Exhibit 10(iii)A (p) of
                        Executive Officers of National Service          registrant's Form 10-K for the fiscal year
                        Industries, Inc. ("NSI") for the Fiscal Year    ended August 31, 1993, which is incorporated
                        Ending August 31, 1994                          herein by reference.

                  (s)-National Service Industries, Inc. Executive       40
                        Savings Plan Effective September 1, 1994

                  (t)-National Service Industries, Inc. Management      61
                        Compensation and Incentive Plan Effective
                        September 1, 1994, Subject to Approval by
                        Shareholders at the Annual Meeting to be
                        Held January 4, 1995

EXHIBIT 11        -  Computations of Net Income per Share of            65
                     Common Stock

EXHIBIT 13        -  Information Incorporated by Reference from         66
                     Annual Report for the Year Ended August 31,
                     1994

INDEX TO EXHIBITS


Page 22


                                                                        Page No.
EXHIBIT 21        -  List of Subsidiaries                               81

EXHIBIT 23        -  Consent of Independent Public Accountants          82

EXHIBIT 24        -  Powers of Attorney                                 83

EXHIBIT 27        -  Financial Data Schedules                           95