Form 10-Q
period 1994-11-30
NATIONAL SERVICE INDUSTRIES INC
filed 1995-01-12
CIK 70538

Page 1 of 15
Exhibit Index on Page 11

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934



For quarter ended November 30, 1994       Commission file number 1-3208



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

Common Stock - $1.00 Par Value - 49,051,587 shares as of December 29, 1994.

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

INDEX


                                                                     Page No.

          PART I.  FINANCIAL INFORMATION

                CONSOLIDATED BALANCE SHEETS -
                      NOVEMBER 30, 1994 AND AUGUST 31, 1994                3

                CONSOLIDATED STATEMENTS OF INCOME -
                      THREE MONTHS  ENDED NOVEMBER 30, 1994  AND 1993      4

                CONSOLIDATED STATEMENTS OF CASH FLOWS -
                      THREE MONTHS ENDED NOVEMBER 30, 1994  AND 1993       5

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 6

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS      7-8

          PART II. OTHER INFORMATION

                ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                                SECURITY HOLDERS                           9

                ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                   9

          SIGNATURES                                                      10

          EXHIBIT INDEX                                                   11

PART I.  FINANCIAL INFORMATION

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

                                                      November 30,  August 31,
 ASSETS                                               1994          1994
                                                      (Unaudited)
Current Assets:
  Cash and cash equivalents                           $   82,430    $   58,619
  Short-term investments                                   2,240         2,579
  Receivables, less reserves for doubtful
    accounts of $8,705 at November 30, 1994
    and $7,385 at August 31, 1994                        245,974       256,051
  Inventories, at the lower of cost (on a
    first-in, first-out basis) or market                 188,769       178,590
  Linens in service, net of amortization                  89,279        90,037
  Prepaid income taxes, net                                1,638        13,473
  Prepayments, etc.                                       12,648         8,933
    Total Current Assets                                 622,978       608,282



Property, Plant, and Equipment, at cost:
  Land                                                    32,210        32,237
  Buildings and leasehold improvements                   188,867       186,929
  Machinery and equipment                                512,400       507,408
    Total Property, Plant and Equipment                  733,477       726,574
  Less - Accumulated depreciation and
      amortization                                       386,270       378,262
      Property, Plant, and Equipment - net               347,207       348,312





Other Assets:
  Goodwill and other intangibles                         108,652       112,286
  Other                                                   36,078        37,876
    Total Other Assets                                   144,730       150,162

      Total Assets                                    $1,114,915    $1,106,756




                                                      November 30,  August 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                  1994          1994
                                                      (Unaudited)
Current Liabilities:
  Current maturities of long-term debt                $      544    $      667
  Notes payable                                            5,182         5,098
  Accounts payable                                        77,240        81,969
  Accrued salaries, commissions, and bonuses              38,371        42,624
  Self insurance reserves                                 81,727        77,680
  Other accrued liabilities                               49,007        42,716
    Total Current Liabilities                            252,071       250,754

Long-Term Debt, less current maturities                   26,818        26,863

Deferred Income Taxes                                     77,811        78,814

Other Long-Term Liabilities                               22,997        22,940

Convertible Preferred Stock:
  Series A participating preferred stock, $.05 stated
    value, 500,000 shares authorized, none issued
  Preferred stock, no par value, 500,000 shares authorized, none issued

Common Stockholders' Equity:
  Common stock, $1 par value, authorized 80,000,000
    shares, issued 57,918,978 shares at November 30,
    1994 and August 31, 1994                              57,919        57,919
  Paid-in capital                                          7,822         7,684
  Retained earnings                                      713,295       705,504
                                                         779,036       771,107
  Less - Treasury stock, at cost (8,675,986 shares at
    November 30, 1994 and 8,678,666 shares at
    August 31, 1994)                                      43,818        43,722
        Total Stockholders' Equity                       735,218       727,385

          Total Liabilities and Stockholders' Equity  $1,114,915    $1,106,756

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per-share data)



                                                 THREE MONTHS ENDED
                                                 NOVEMBER  30
                                                 1994            1993

Sales and Service Revenues:
  Net sales of products                          $ 344,882       $ 325,213
  Service revenues                                 136,102         134,687
    Total Revenues                                 480,984         459,900

Costs and Expenses:
  Cost of products sold                            219,187         213,579
  Cost of services                                  75,846          70,737
  Selling and administrative expenses              149,695         141,583
  Interest expense                                     830           1,146
  Other expense (income), net                        1,691           2,052
    Total Costs and Expenses                       447,249         429,097


Income before Provision for Income Taxes            33,735          30,803

Provision for Income Taxes:
  Current                                           12,649          12,591
  Deferred                                             (28)           (960)
                                                    12,621          11,631

Net Income                                       $  21,114       $  19,172


Per Share:
  Net income                                         $.43            $.39

  Cash dividends                                     $.27            $.26


Weighted Average Number of Shares
  Outstanding (thousands)                           49,244         49,562







The accompanying notes to consolidated financial statements are an integral part of these statements.

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

                                                          THREE MONTHS ENDED
                                                          NOVEMBER 30
                                                          1994         1993
Cash Provided by (Used for) Operating Activities:
  Net income                                             $ 21,114     $ 19,172
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                        14,500       15,365
      Provision for losses on accounts receivable           1,382        1,381
      Loss (gain) on sale of property, plant, and              40          (25)
        equipment
      Gain on the sale of business                         (1,117)        (467)
      Provision for deferred income taxes                     (28)        (960)
      Change in assets and liabilities net of effect of
      acquisitions and sale of business-
        Receivables, net                                    9,027        4,742
        Inventories and linens in service, net            (10,153)      (6,834)
        Prepaid income taxes                               11,835       11,465
        Prepayments and other                              (3,876)        (819)
        Accounts payable and accrued liabilities            1,356       (8,873)
         Net Cash Provided by Operating Activities         44,080       34,147

Cash Provided by (Used for) Investing Activities:
  Change in short-term investments                            339        1,179
  Purchase of property, plant, and equipment              (11,774)     (10,977)
  Sale of property, plant, and equipment                      409        1,176
  Sale of business                                          3,533          682
  Acquisitions                                               (304)        (375)
  Change in other assets                                    1,219       (2,632)
    Net Cash Used for Investing Activities                 (6,578)     (10,947)

Cash Provided by (Used for) Financing Activities:
  Change in notes payable                                      84         (593)
                                                               -            -
  Repayment of long-term debt                                (168)        (529)
  Recovery of investment in tax benefits                      458          644
  Deferred income taxes from investment in tax benefits      (975)      (1,178)
  Issuance of treasury stock                                  176           68
  Change in other long-term liabilities                        57          393
  Cash dividends paid                                     (13,296)     (12,886)
    Net Cash Used for Financing Activities                (13,664)     (14,081)
Effect of Exchange Rate Changes on Cash                       (27)         (26)

Net Change in Cash and Cash Equivalents                    23,811        9,093

Cash and Cash Equivalents at Beginning of Year             58,619       15,853

Cash and Cash Equivalents at End of Period               $ 82,430     $ 24,946


Supplemental Cash Flow Information:
  Income taxes paid during the period                    $  1,171     $  1,510
  Interest paid during the period                             739          604

Noncash Investing and Financing Activities:
  Noncash aspects of sale of business -
    Accounts and notes receivable                        $   (624)    $   (336)







The accompanying notes to consolidated financial statements are an integral part of these statements.

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  BASIS OF PRESENTATION:

The interim consolidated financial statements included herein have been prepared by the company without audit, and the condensed consolidated balance sheet as of August 31, 1994 has been derived from audited statements. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of November 30, 1994, the consolidated results of operations for the three months ended November 30, l994 and 1993, and the consolidated cash flows for the three months ended November 30, 1994 and 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1994.

The results of operations for the three months ended November 30, 1994 are not necessarily indicative of the results to be expected for the full fiscal year because the company's revenues and income are generally higher in the second half of its fiscal year and because of the uncertainty of general business conditions.


2.  BUSINESS SEGMENT INFORMATION:
                                Three Months Ended November 30
                                Sales and Service
                                Revenues                   Operating Profit
                                1994         1993          1994        1993
                                (In thousands)
Lighting Equipment              $203,806     $182,105      $13,690    $ 11,899
Textile Rental                   136,102      134,687       11,316      11,238
Chemical                          87,952       82,282        9,301       9,026
Other                             53,124       60,826        3,069       1,513
                                 480,984      459,900       37,376      33,676
Corporate                                                   (2,811)     (1,727)
Interest Expense                                              (830)     (1,146)
  Total                         $480,984     $459,900      $33,735    $ 30,803


3. INVENTORIES:

Major classes of inventory as of November 30, 1994 and August 31, 1994 were as follows:

                                             November 30,          August 31,
                                                1994                   1994
                                              (In thousands)

Raw Materials and Supplies                   $ 78,510                 $ 72,677
Work-in-Process                                10,350                    9,918
Finished Goods                                 99,909                   95,995
     Total                                   $188,769                 $178,590


4.  POSTEMPLOYMENT BENEFITS

During the quarter ended November 30, 1994, the company adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," which requires employers to accrue the expected cost of benefits to be provided to former or inactive employees after employment but before retirement. The company's liability relates primarily to severance agreements and to life insurance coverage for certain eligible disabled employees. The amount is not material to the consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes.

Financial Condition

National Service Industries' balance sheet strengthened during the quarter ended November 30, 1994. Net working capital increased to $370.9 million from $357.5 million at August 31, 1994, and the current ratio increased to 2.5, compared with 2.4 at year end. Cash and short-term investments climbed to $84.7 million from $61.2 million at August 31. For the quarter ended November 30, 1994, the company invested $12.1 million in capital expenditures and acquisitions. Long-term debt and other long-term liabilities were 6.3 percent of total capitalization, down from 6.4 percent at year end. Cash provided by operating activities was $44.1 million, compared with $34.1 million for the first quarter last year.

Capital expenditures, exclusive of acquisition spending, were $11.8 million for the first quarter this year and $11.0 million for the same period last year.
In the current period, the lighting equipment division invested in manufacturing equipment replacements and improvements and began construction of a production facility in Monterrey, Nuevo Leon, Mexico, as part of its North America manufacturing and distribution strategy. The textile rental division invested in fleet upgrades and facility improvements to support volume growth. Prior-year spending was primarily the result of facilities and manufacturing process improvements in the lighting equipment division and wastewater compliance projects and fleet upgrades in the textile rental division. Acquisition spending was minimal in both periods.

Dividend payments totaled $13.3 million, or 27 cents per share, during the first quarter this year, compared with $12.9 million, or 26 cents per share, for the prior-year period. Effective January, 1995, the regular quarterly dividend rate was increased 3.7 percent to 28 cents per share, which is an annual rate of $1.12 per share.

For the periods presented, capital expenditures, working capital needs, dividends, and acquisitions were financed primarily with internally generated funds, supplemented by short-term borrowings in the European market. Contractual commitments for capital spending during the coming twelve months total $15 million. For the current fiscal year, the company expects actual capital expenditures to be somewhat higher than levels of recent years, which, excluding acquisition spending, were $43 million in 1994, $36 million in 1993, and $43 million in 1992. Current liquid assets and internally generated funds are expected to be more than adequate to meet anticipated cash requirements for the next twelve months, although some interim borrowings might be incurred to meet short-term needs. The company has complimentary lines of credit totaling $152 million, of which $110 million has been provided domestically and $42 million is available on a multi-currency basis primarily from a European bank.


Results of Operations

National Service Industries, Inc. earnings per share for the first quarter of fiscal 1995 increased 10.8 percent to 43 cents per share. Sales for the quarter increased 4.6 percent to $481 million. Net income of $21.1 million was
10.1 percent higher than the $19.2 million reported in last year's first quarter. Since an average of 318,000 fewer shares were outstanding during the quarter, earnings per share increased at the slightly higher rate of 10.8 percent.

The lighting equipment division continued its excellent progress with sales gains of 11.9 percent to $204 million from $182 million for the first quarter last year. The improvement was primarily attributable to higher unit volumes. Operating profit rose 15.1 percent to 6.7 percent of revenues, compared with
6.5 percent the prior-year period, largely as a result of the volume gains and a small boost from improved product pricing.

The textile rental segment posted a modest revenue gain of 1.1 percent to $136 million, as activity in the hospitality sector showed improvement. Operating profits were 8.3 percent of related revenues for both periods. Labor and utility cost improvements were offset by the costs of an increased sales force.

Chemical segment sales, led by U.S. markets, increased 6.9 percent to $88 million from $82 million the year earlier, primarily due to unit volume gains. Operating income was 10.6 percent of revenues, down from 11.0 percent in the first quarter last year. European and Canadian cost structures continued to dampen overall segment results.

As of the beginning of the fiscal year, those businesses included in NSI's other segment no longer include Marketing Services. On a comparable-business basis, sales were relatively flat because volume gains in the envelope business were offset by declines in the insulation service sector. Significant cost improvements in the insulation service business and margins on volume gains in the envelope business led to a doubling of operating income.

Corporate expense was greater than in the first quarter last year due in large part to the company's adoption of Statement of Financial Accounting Standards
(SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," requiring the accrual of the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. The accrual relates primarily to severance agreements and the liability for life insurance coverage for certain eligible disabled employees.

Interest expense on European loans was lower than in the prior-year period.


The provision for income taxes in the first quarter was 37.4 percent of pretax income, compared with 37.8 percent for the same period last year. The change in the year-to-year effective rate resulted from an increase in the amount of tax exempt income compared with last year's first quarter.

PART II. OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held January 4, 1995, all nominees for director were elected to the board without opposition and Arthur Andersen LLP was appointed as independent auditor for the
current fiscal year.   In  addition, stockholders voted on the
following:

                                               Votes Cast
                                 Affirmative    Negative    Abstentions

  Proposal to approve the
  National Service Industries,
  Inc. Management Compensation
  and Incentive Plan              38,634,254    2,539,031     392,093


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits are listed on the Index to Exhibits (page 11).

(b)  There were no reports on Form 8-K for the three months ended
     November 30, 1994.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NATIONAL SERVICE INDUSTRIES, INC.
                              REGISTRANT


DATE    January 12, 1995      /s/ David Levy
                              DAVID LEVY
                              EXECUTIVE VICE PRESIDENT,
                              ADMINISTRATION AND COUNSEL



DATE    January 12, 1995      /s/ J. Robert Hipps
                              J. ROBERT HIPPS
                              SENIOR VICE PRESIDENT, FINANCE

INDEX TO EXHIBITS

                                                                     Page  No.


EXHIBIT 10(iii)A Management Contracts and Compensatory Arrangements:

                 (a)-Second Amendment to Executives'                  12
                     Deferred Compensation Plan,
                     Effective as of September 1, 1994

EXHIBIT 11       -  Computation of Net Income per Share of            14
                    Common Stock

EXHIBIT 27       -  Financial Data Schedules                          15