Form 10-Q
period 1995-02-28
NATIONAL SERVICE INDUSTRIES INC
filed 1995-04-14
CIK 70538

Page 1 of 34
Exhibit Index on Page 12

             FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

      WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934



For quarter ended February 28, 1995    Commission file number 1-3208



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

Common Stock - $1.00 Par Value - 48,348,252 shares as of April 3, 1995.

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

 INDEX


                                                                        Page No.

          PART I.  FINANCIAL INFORMATION

                CONSOLIDATED BALANCE SHEETS -
                      FEBRUARY 28, 1995 AND AUGUST 31, 1994                3

                CONSOLIDATED STATEMENTS OF INCOME -
                      THREE MONTHS AND SIX MONTHS ENDED FEBRUARY 28,       4
                       1995 AND 1994

                CONSOLIDATED STATEMENTS OF CASH FLOWS -                    5
                      SIX MONTHS ENDED FEBRUARY 28, 1995 AND 1994

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                6-7

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS       8-9

          PART II.  OTHER INFORMATION

                 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                  10

          SIGNATURES                                                       11

          EXHIBIT INDEX                                                    12

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

                                                      February 28,  August 31,
                                                      1995          1994 *
ASSETS                                                (Unaudited)
Current Assets:
  Cash and cash equivalents                           $   52,092    $   58,619
  Short-term investments                                   5,179         2,579
  Receivables, less reserves for doubtful
    accounts of $8,992,000 at February 28, 1995
    and $7,385,000 at August 31, 1994                    242,041       256,051
  Inventories, at the lower of cost (on a
    first-in, first-out basis) or market                 191,126       178,590
  Linens in service, net of amortization                  87,577        90,037
  Prepaid income taxes                                     9,174         7,978
  Prepayments                                             12,123         8,933
    Total Current Assets                                 599,312       602,787

Property, Plant, and Equipment, at cost:
  Land                                                    32,159        32,237
  Buildings and leasehold improvements                   186,300       186,929
  Machinery and equipment                                485,961       507,408
    Total Property, Plant, and Equipment                 704,420       726,574
  Less - Accumulated depreciation and
    amortization                                         363,194       378,262
      Property, Plant, and Equipment - net               341,226       348,312

Other Assets:
  Goodwill and other intangibles                         105,652       112,286
  Other                                                   37,458        37,876
    Total Other Assets                                   143,110       150,162
      Total Assets                                    $1,083,648    $1,101,261


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt                $      298    $      667
  Notes payable                                            6,360         5,098
  Accounts payable                                        75,206        81,969
  Accrued salaries, commissions, and bonuses              33,398        42,624
  Current portion of self insurance reserves              14,333        15,403
  Other accrued liabilities                               43,403        43,912
    Total Current Liabilities                            172,998       189,673
Long-Term Debt, less current maturities                   26,802        26,863
Deferred Income Taxes                                     71,312        73,319
Self Insurance Reserves, less current portion             66,523        61,081
Other Long-Term Liabilities                               23,447        22,940

Stockholders' Equity:
  Series A participating preferred stock, $.05 stated
     value, 500,000 shares authorized, none issued
  Preferred stock, no par value, 500,000 shares
     authorized, none issued
  Common stock, $1 par value, 80,000,000 shares
    authorized, 57,918,978 shares issued at February
    28, 1995 and August 31, 1994                          57,919        57,919
  Paid-in capital                                          7,876         7,684
  Retained earnings                                      717,513       705,504
                                                         783,308       771,107
  Less - Treasury stock, at cost (9,347,097 shares at
    February 28, 1995 and 8,678,666 shares at August
    31, 1994)                                             60,742        43,722
        Total Stockholders' Equity                       722,566       727,385

          Total Liabilities and Stockholders' Equity  $1,083,648    $1,101,261

*  Certain   amounts  have  been   reclassified   to  conform  to   current-year
presentation.

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per-share data)



                                         THREE MONTHS ENDED  SIX MONTHS ENDED
                                         FEBRUARY 28         FEBRUARY 28
                                         1995      1994      1995      1994

Sales and Service Revenues:
  Net sales of products                  $334,059  $308,404  $678,941  $633,617
  Service revenues                        131,751   130,933   267,853   265,620
    Total Revenues                        465,810   439,337   946,794   899,237

Costs and Expenses:
  Cost of products sold                   217,036   204,533   436,223   418,112
  Cost of services                         73,981    68,722   149,827   139,459
  Selling and administrative expenses     144,221   137,842   293,916   279,425
  Interest expense                            960     1,024     1,790     2,170
  Other expense, net                        1,581     1,067     3,272     3,119
    Total Costs and Expenses              437,779   413,188   885,028   842,285


Income before Provision for Income Taxes   28,031    26,149    61,766    56,952

Provision for (Benefit from) Income Taxes:
  Current                                  10,482    10,894    23,131    23,485
  Deferred                                    (29)   (1,018)      (57)   (1,978)
                                           10,453     9,876    23,074    21,507

Net Income                               $ 17,578  $ 16,273  $ 38,692  $ 35,445


Per Share:
  Net income                                $.36      $.33      $.79      $.72

  Cash dividends                            $.28      $.27      $.55      $.53


Weighted Average Number of Shares
  Outstanding (thousands)                  48,859    49,572    49,025    49,568







The accompanying notes to consolidated financial statements are an integral part of these statements.

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

                                                        SIX MONTHS ENDED
                                                        FEBRUARY 28
                                                        1995         1994 *
Cash Provided by (Used for) Operating Activities:
  Net income                                            $ 38,692     $ 35,445
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                       29,046       30,550
      Provision for losses on accounts receivable          2,631        2,427
      Gain on the sale of property, plant, and equipment      12         (617)
      Gain on the sale of business                        (1,162)        (467)
      Provision for deferred income taxes                    (57)      (1,975)
      Change in assets and liabilities net of effect
        of acquisitions-
          Receivables                                     11,686       19,411
          Inventories and linens in service, net         (11,508)     (14,744)
          Prepaid income taxes                            (1,196)       2,261
          Prepayments and other                           (3,410)      (2,127)
          Accounts payable and accrued liabilities       (17,605)     (23,898)
            Net Cash Provided by Operating Activities     47,129       46,266

Cash Provided by (Used for) Investing Activities:
  Change in short-term investments                        (2,600)       1,853
  Purchase of property, plant, and equipment             (22,471)     (21,865)
  Sale of property, plant, and equipment                   5,634        1,845
  Sale of business                                         4,626          682
  Acquisitions, net of cash acquired                        (304)        (375)
  Change in other assets                                    (409)        (339)
    Net Cash Used for Investing Activities               (15,524)     (18,199)

Cash Provided by (Used for) Financing Activities:
  Change in notes payable                                  1,262         (345)
                                                              -            -
  Repayment of long-term debt                               (430)        (824)
  Recovery of investment in tax benefits                     414        1,123
  Deferred income taxes from investment in tax benefits   (1,950)      (2,077)
  Issuance (purchase) of treasury stock                  (16,694)         349
  Change in other long-term liabilities                    5,949        3,892
  Cash dividends paid                                    (27,030)     (26,270)
    Net Cash Used for Financing Activities               (38,479)     (24,152)
Effect of Exchange Rate Changes on Cash                      347        1,074

Net Change in Cash and Cash Equivalents                   (6,527)       4,989

Cash and Cash Equivalents at Beginning of Year            58,619       15,853

Cash and Cash Equivalents at End of Period              $ 52,092     $ 20,842









Supplemental Cash Flow Information:
  Income taxes paid during the period                   $ 25,369     $ 21,815
  Interest paid during the period                          1,712        2,440

Noncash Investing and Financing Activities:
  Noncash aspects of sale of business -
    Receivables  incurred                               $   (893)    $   (336)




* Certain amounts have been reclassified to conform to current-year balance sheet presentation.

The accompanying notes to consolidated financial statements are an integral part of these statements.

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  BASIS OF PRESENTATION:

The interim consolidated financial statements included herein have been prepared by the company without audit and the condensed consolidated balance sheet as of August 31, 1994 has been derived from audited statements. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of February 28, 1995, the consolidated results of operations for the three months and six months ended February 28, 1995 and 1994, and the consolidated cash flows for the six months ended February 28, 1995 and 1994. Certain prior-year amounts have been reclassified to conform with current-year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1994.

The results of operations for the three months and six months ended February 28, 1995 are not necessarily indicative of the results to be expected for the full fiscal year because the company's revenues and income are generally higher in the second half of its fiscal year and because of the uncertainty of general business conditions.

2.  BUSINESS SEGMENT INFORMATION:
                                     Three Months Ended February 28
                                     Sales and Service
                                     Revenues            Operating Profit
                                     1995      1994      1995      1994
                                                   (In thousands)
Lighting Equipment                   $200,753  $173,799  $ 12,580  $  9,460
Textile Rental                        131,751   130,933     7,485    11,046
Chemical                               80,192    75,599     6,311     6,616
Other                                  53,114    59,006     3,691     1,772
                                     $465,810  $439,337    30,067    28,894
Corporate                                                  (1,076)   (1,721)
Interest Expense                                             (960)   (1,024)
  Total                                                  $ 28,031  $ 26,149

                                     Six Months Ended February 28
                                     Sales and Service
                                     Revenues            Operating Profit
                                     1995      1994      1995      1994
                                                   (In thousands)
Lighting Equipment                   $404,559  $355,904  $ 26,270  $ 21,359
Textile Rental                        267,853   265,620    18,801    22,284
Chemical                              168,144   157,881    15,612    15,642
Other                                 106,238   119,832     6,760     3,285
                                     $946,794  $899,237    67,443    62,570
Corporate                                                  (3,887)   (3,448)
Interest Expense                                           (1,790)   (2,170)
  Total                                                  $ 61,766  $ 56,952

3. INVENTORIES:

Major classes of inventory as of February 28, 1995 and August 31, 1994 were as follows:

                                               February 28,        August 31,
                                               1995                1994
                                                        (In thousands)
Raw Materials and Supplies                     $ 80,124            $ 72,677
Work-in-Process                                   9,933               9,918
Finished Goods                                  101,069              95,995
     Total                                     $191,126            $178,590

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

Financial Condition

National Service Industries maintained a strong financial position at February 28, 1995. Net working capital was $426.3 million, compared with $413.1 million at August 31, 1994, and the current ratio was 3.5, compared with 3.2 at year end. Cash and short-term investments were $57.3 million, down slightly from $61.2 million at August 31. For the six months ended February 28, 1995, the company invested $22.8 million in capital expenditures and acquisitions. Long-term debt and other long-term liabilities were 13.9 percent of total capitalization, up from 13.2 percent at year end. Cash provided by operations was $47.1 million, compared with $46.3 million for the first half last year.

Capital expenditures, exclusive of acquisition spending, were $22.5 million for the six months this year and $21.9 million for the prior-year period. During the second quarter, the lighting equipment division continued to invest in manufacturing equipment replacements and improvements and the construction of a production facility in Monterrey, Nuevo Leon, Mexico. The textile rental division continued its fleet upgrades and facility improvements. Prior-year spending was attributable to facilities and manufacturing process improvements in the lighting equipment division, facilities additions and information systems improvements in the chemical division, and wastewater compliance projects and fleet upgrades in the textile rental division. Acquisition spending was minimal in both periods.

Dividend payments for the six months totaled $27.0 million, or 55 cents per share, compared with $26.3 million, or 53 cents per share, for the same period last year. Effective January, 1995, the regular quarterly dividend rate was increased 3.7 percent to 28 cents per share, which is an annual rate of $1.12 per share.

During the three months and six months ended February 28, 1995, the company paid $16.9 million for 675,000 shares of its common stock. An additional 225,000 shares have been purchased since quarter end. The board of directors, at its regular meeting in March, 1995, increased the company's standing authority to purchase shares from the previous two million shares per year to four million shares for the current fiscal year.

For the periods presented, capital expenditures, working capital needs, dividends, and acquisitions were financed primarily with internally generated funds, supplemented by short-term borrowings in the European market. Contractual commitments for capital spending during the coming twelve months total $12 million. For the current fiscal year, the company expects actual capital expenditures to be somewhat higher than levels of recent years, which, excluding acquisition spending, were $43 million in 1994, $36 million in 1993, and $43 million in 1992. Current liquid assets and internally generated funds are expected to be more than adequate to meet anticipated cash requirements for the next twelve months, although some interim borrowings might be incurred to meet short-term needs. The company has complimentary lines of credit totaling $152 million, of which $110 million has been provided domestically and $42 million is available on a multi-currency basis primarily from a European bank.


Results of Operations

National Service Industries reported a 9.8 percent increase in earnings per share, from 33 cents to 36 cents, for its second fiscal quarter ended February 28, 1995. Net income for the quarter increased 8.0 percent to $17.6 million. The percentage increase in earnings per share was somewhat higher because 713,000 fewer shares on average were outstanding compared with last year's second quarter.

Sales for the quarter totaled $465.8 million, 6.0 percent higher than in the same period last year. The increase would be 7.9 percent excluding the prior-year sales of Marketing Services, the division divested at last fiscal year end.

For the fiscal first half of NSI's fiscal year, sales increased 5.3 percent to $946.8 million and net income increased 9.2 percent to $38.7 million. Earnings per share increased 10.3 percent to 79 cents from 72 cents.

The lighting equipment division led second quarter results with a sales increase of 15.5 percent to $200.8 million and a first-half sales increase of 13.7 percent to $404.6 million. The increases in both periods were largely attributable to unit volume gains. Operating profit increased 33.0 percent for the quarter to 6.3 percent of revenues, from 5.4 percent last year, and grew
23.0 percent for the six months to 6.5 percent of revenues, up from 6.0 percent the prior year to date. Both fluorescent and non-fluorescent product groups participated in operating improvements, which resulted from the volume increases and some product pricing gains.

Textile rental division revenues were only marginally ahead of both prior-year periods, at $131.8 million for the second quarter and $267.9 million for the year to date, as pricing improvements offset unit volume declines. Operating profit decreased to 5.7 percent of revenues for the quarter and 7.0 percent year to date, compared with 8.4 percent for both prior-year periods. The division continued to invest significantly in its sales and marketing programs. Although results were still disappointing, other initiatives are beginning to improve performance as February results were stronger than anticipated.

The chemical sector had mixed results. Sales, which have been the focus of the sector's strategy, advanced 6.1 percent to $80.2 million for the quarter and 6.5 percent to $168.1 million for the six months. However, operating earnings declined to 7.9 percent of sales for the quarter from 8.8 percent the prior-year quarter and 9.3 percent of sales for the first half, compared with 9.9 percent a year ago. The decline was largely the result of increased investment in sales training and recruitment and slower progress in international markets than had been anticipated.

As of the beginning of the fiscal year, those businesses comprising NSI's other segment no longer include Marketing Services. On a comparable-business basis, the insulation service division and the envelope division combined for modest sales increases of 3.5 percent for the quarter and 1.6 percent year to date. Gains in the envelope sector were offset by volume declines in the insulation service business. Operating income increased 64 percent for the quarter and 73 percent for the six months. The insulation business is enjoying distinctly higher margins as operating improvements are taking hold. The envelope business, benefiting from unit volume gains, is experiencing its best year in some time.

Corporate expense for both the second quarter and year to date reflects increased interest income and reduced administrative expenses. For the six months, corporate expense was somewhat higher due in large part to the company's adoption in the first quarter of Statement of Financial Accounting Standards
(SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," requiring the accrual of the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. The accrual relates primarily to severance agreements and the liability for life insurance coverage for certain eligible disabled employees.

The provision for income taxes was 37.3 percent of pretax income for the second quarter and 37.4 for the first half, compared with 37.8 for both respective prior-year periods. The slight reduction in the effective tax rate was the result of the increase in interest income, which is largely nontaxable.

PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits are listed on the Index to Exhibits (page 12).

(b) There were no reports on Form 8-K for the three months ended February 28, 1995.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NATIONAL SERVICE INDUSTRIES, INC.
                              REGISTRANT


DATE      April 14, 1995      /S/ DAVID LEVY
                              DAVID LEVY
                              EXECUTIVE  VICE  PRESIDENT,  ADMINISTRATION
                              AND  COUNSEL



DATE      April 14, 1995      /S/ J. ROBERT HIPPS
                              J. ROBERT HIPPS
                              SENIOR   VICE  PRESIDENT,   FINANCE

INDEX TO EXHIBITS

                                                                      Page  No.



EXHIBIT 10(iii)A  Management Contracts and Compensatory Arrangements:

                  (a)(i) Split-Dollar Agreement among National
                     Service Industries, Inc., D. Raymond Riddle,
                     and Wachovia Bank of Georgia, N.A. dated
                     January 4, 1993                                  13

                     (ii) First Amendment to Split-Dollar
                     Agreement among National Service Industries,
                     Inc., D. Raymond Riddle, and Wachovia Bank
                     of Georgia, N.A. effective March 30, 1995        21

                  (b)Letter Agreement between National Service
                     Industries, Inc. and D. Raymond Riddle dated
                     March 28, 1995, amending as of September 21,
                     1994 the Incentive Stock Option Agreement
                     dated January 6, 1993, the Nonqualified Stock Option Agreement dated January 6, 1993, and the Nonqualified Stock Option Agreement
                     dated September 15, 1993 between National
                     Service Industries, Inc. and D. Raymond Riddle   24

                  (c)Consulting Agreement between National
                     Service Industries, Inc. and D. Raymond Riddle
                     dated March 30, 1995                             25

                  (d)Letter Agreement between National Service
                     Industries, Inc. and D. Raymond Riddle dated
                     April 10, 1995, amending as of March 15, 1995
                     the Incentive Stock Option Agreement dated
                     January 6, 1993, the Nonqualified Stock Option Agreement dated January 6, 1993, the
                     Nonqualified Stock Option Agreement dated
                     September 15, 1993, and the Nonqualified
                     Stock Option Agreement dated September 21,
                     1994 between National Service Industries, Inc.
                     and D. Raymond Riddle                            31

EXHIBIT 11        Computations of Net Income per Share of Common
                  Stock                                               33

EXHIBIT 27        Financial Data Schedules                            34