Form 10-Q
period 1995-05-31
NATIONAL SERVICE INDUSTRIES INC
filed 1995-07-14
CIK 70538

                                  Page 1 of 14
                            Exhibit Index on Page 12

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



          For quarter ended May 31, 1995 Commission file number 1-3208



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

Common Stock - $1.00 Par Value - 48,303,564 shares as of June 26, 1995.

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

 INDEX


                                                                Page No.

    PART I.  FINANCIAL INFORMATION

         CONSOLIDATED BALANCE SHEETS
               MAY 31, 1995 AND AUGUST 31, 1994                     3

         CONSOLIDATED STATEMENTS OF INCOME -
               THREE MONTHS AND NINE MONTHS ENDED MAY 31,           4
               1995 AND 1994

         CONSOLIDATED STATEMENTS OF CASH FLOWS -                    5
               NINE MONTHS ENDED MAY 31, 1995 AND 1994

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                6-7

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS       8-9

      PART II.  OTHER INFORMATION

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                   10

      SIGNATURES                                                    11

      EXHIBIT INDEX                                                 12

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

                                                       May 31,      August 31,
                                                         1995         1994 *
ASSETS                                               (Unaudited)
Current Assets:
  Cash and cash equivalents                            $  58,818    $   58,619
  Short-term investments                                   9,386         2,579
  Receivables, less reserves for doubtful
    accounts of $9,394,000 at May 31, 1995
    and $7,385,000 at August 31, 1994                    254,448       256,051
  Inventories, at the lower of cost (on a
    first-in, first-out basis) or market                 198,548       178,590
  Linens in service, net of amortization                  88,456        90,037
  Prepaid income taxes                                     1,321         7,978
  Prepayments                                             10,691         8,933
    Total Current Assets                                 621,668       602,787

Property, Plant, and Equipment, at cost:
  Land                                                    31,830        32,237
  Buildings and leasehold improvements                   192,862       186,929
  Machinery and equipment                                499,045       507,408
    Total Property, Plant, and Equipment                 723,737       726,574
  Less - Accumulated depreciation and
    amortization                                         377,043       378,262
      Property, Plant, and Equipment - net               346,694       348,312

Other Assets:
  Goodwill and other intangibles                         104,247       112,286
  Other                                                   38,328        37,876
    Total Other Assets                                   142,575       150,162
      Total Assets                                    $1,110,937    $1,101,261


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt                 $      85    $      667
  Notes payable                                            6,523         5,098
  Accounts payable                                        85,773        81,969
  Accrued salaries, commissions, and bonuses              43,234        42,624
  Current portion of self insurance reserves              19,465        16,727
  Other accrued li                                        45,075        42,588
    Total Current Liabilities                            200,155       189,673
Long-Term Debt, less current maturities                   26,807        26,863
Deferred Income Taxes                                     66,932        73,319
Self Insurance Reserves, less current portion             65,406        61,081
Other Long-Term Liabilities                               23,736        22,940

Stockholders' Equity:
  Series A participating preferred stock, $.05 stated
    value, 500,000 shares authorized, none issued
  Preferred stock, no par value, 500,000 shares
    authorized, none issued
  Common stock, $1 par value, 80,000,000 shares
    authorized, 57,918,978 shares issued at May
    31, 1995 and August 31, 1994                          57,919        57,919
  Paid-in capital                                          7,951         7,684
  Retained earnings                                      729,912       705,504
                                                         795,782       771,107
  Less - Treasury stock, at cost (9,615,464 shares at
    May 31, 1995 and 8,678,666 shares at August
    31, 1994)                                             67,881        43,722
        Total Stockholders' Equity                       727,901       727,385

          Total Liabilities and Stockholders Equity   $1,110,937    $1,101,261

* Certain amounts have been reclassified to conform to current-year presentation.

The accompanying notes to consolidated financial statements are an integral part of these balance sheets

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per-share data)



                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                            MAY 31              MAY 31
                                       1995      1994      1995       1994

Sales and Service Revenues:
  Net sales of products                $363,765  $340,562 $1,042,706   $974,179
  Service revenues                      142,033   140,439    409,886    406,059
    Total Revenues                      505,798   481,001  1,452,592  1,380,238

Costs and Expenses:
  Cost of products sold                 233,668   221,069    669,891    639,181
  Cost of services                       75,227    72,901    225,054    212,360
  Selling and administrative expenses   153,085   146,835    447,001    426,260
  Interest expense                        1,002       867      2,792      3,037
  Other expense, net                      1,752     2,480      5,024      5,599
    Total Costs and Expenses            464,734   444,152  1,349,762  1,286,437


Income before Provision for Income Taxes 41,064    36,849    102,830     93,801

Provision for (Benefit from) Income Taxes:
  Current                                18,842    15,108     41,973     38,590
  Deferred                               (3,405)   (1,187)    (3,462)    (3,162)
                                         15,437    13,921     38,511     35,428

Net Income                             $ 25,627  $ 22,928   $ 64,319   $ 58,373


Per Share:
  Net income                               $.53      $.46      $1.32      $1.18

  Cash dividends                           $.28      $.27       $.83       $.80


Weighted Average Number of Shares
  Outstanding (thousands)                48,382    49,578     48,813     49,571








The accompanying notes to consolidated financial statements are an integral part of these statements.

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

                                                         NINE MONTHS ENDED
                                                         MAY 31
                                                         1995           1994 *
Cash Provided by (Used for) Operating Activities:
  Net income                                         $   64,319     $   58,373
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                        43,467         45,582
    Provision for losses on accounts receivable           3,698          3,442
    Gain on the sale of property, plant, and equipment      137           (710)
    Gain on the sale of business                         (1,161)          (467)
    Provision for deferred income taxes                  (3,462)        (3,162)
    Change in assets and liabilities net of effect
      of acquisitions-
        Receivables                                      (1,547)        12,213
        Inventories and linens in service, net          (19,178)       (22,297)
        Prepaid income taxes                              6,657         10,820
        Prepayments and other                            (1,970)           221
        Accounts payable and accrued liabilities          9,132         (4,213)
          Net Cash Provided by Operating Activities     100,092         99,802

Cash Provided by (Used for) Investing Activities:
  Change in short-term investments                       (6,807)         2,405
  Purchase of property, plant, and equipment            (39,180)       (30,117)
  Sale of property, plant, and equipment                  6,435          2,078
  Sale of business                                        4,626            682
  Acquisitions, net of cash acquired                     (2,668)          (375)
  Change in other assets                                 (2,487)        (7,710)
    Net Cash Used for Investing Activities              (40,081)       (33,037)

Cash Provided by (Used for) Financing Activities:
  Change in notes payable                                 1,425            437
  Repayment of long-term debt                              (638)        (2,167)
  Recovery of investment in tax benefits                    872          1,601
  Deferred income taxes from investment in tax benefits  (2,925)        (2,976)
  Issuance (purchase) of treasury stock                 (23,758)           349
  Change in other long-term liabilities                   5,121          4,196
  Cash dividends paid                                   (40,630)       (39,655)
    Net Cash Used for Financing Activities              (60,533)       (38,215)
Effect of Exchange Rate Changes on Cash                     721          1,787

Net Change in Cash and Cash Equivalents                     199         30,337

Cash and Cash Equivalents at Beginning of Year           58,619         15,853

Cash and Cash Equivalents at End of Period           $   58,818     $   46,190









Supplemental Cash Flow Information:
  Income taxes paid during the period                $   34,620     $   28,687
  Interest paid during the period                         2,681          3,023

Noncash Investing and Financing Activities:
  Noncash aspects of sale of business -
    Receivables  incurred                            $     (893)    $     (336)

Noncash Aspects of Acquisitions:
  Liabilities assumed or incurred                    $      468     $       -
  Treasury stock issued (returned)

* Certain amounts have been reclassified to conform to current-year balance sheet presentation.

The accompanying notes to consolidated financial statements are an integral part of these statements.

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  BASIS OF PRESENTATION:
The interim consolidated financial statements included herein have been prepared by the company without audit and the condensed consolidated balance sheet as of August 31, 1994 has been derived from audited statements. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of May 31, 1995, the consolidated results of operations for the three months and nine months ended May 31, 1995 and 1994, and the consolidated cash flows for the nine months ended May 31, 1995 and 1994. Certain prior-year amounts have been reclassified to conform with current-year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1994.

The results of operations for the three months and nine months ended May 31, 1995 are not necessarily indicative of the results to be expected for the full fiscal year because the company's revenues and income are generally higher in the second half of its fiscal year and because of the uncertainty of general business conditions.

2.  BUSINESS SEGMENT INFORMATION:
                                  Three Months Ended May 31
                                  Sales and Service
                                  Revenues                  Operating Profit
                                  1995        1994          1995        1994
                                                   (In thousands)
Lighting Equipment               $  215,987  $  192,129  $   16,155  $   13,200
Textile Rental                      142,033     140,439      16,005      15,127
Chemical                             91,129      85,767       7,407       8,079
Other                                56,649      62,666       3,837       3,334
                                 $  505,798  $  481,001      43,404      39,740
Corporate                                                    (1,338)     (1,870)
Interest Expense                                             (1,002)     (1,021)
  Total                                                  $   41,064  $   36,849

                                  Nine Months Ended May 31
                                  Sales and Service
                                  Revenues                  Operating Profit
                                  1995        1994          1995        1994
                                                   (In thousands)
Lighting Equipment               $  620,546  $  548,033  $   42,425  $   34,559
Textile Rental                      409,886     406,059      34,806      37,411
Chemical                            259,273     243,648      23,019      23,559
Other                               162,887     182,498      10,597       6,619
                                 $1,452,592  $1,380,238     110,847     102,148
Corporate                                                    (5,225)     (5,318)
Interest Expense                                             (2,792)     (3,029)
  Total                                                  $  102,830  $   93,801

3. INVENTORIES:

Major classes of inventory as of May 31, 1995 and August 31, 1994 were as follows:

                                             May 31,                 August 31,
                                             1995                    1994
                                                        (In thousands)
Raw Materials and Supplies                   $   78,240              $   72,677
Work-in-Process                                  10,772                   9,918
Finished Goods                                  109,536                  95,995
     Total                                   $  198,548              $  178,590

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

Financial Condition

National Service Industries' financial position remained strong at May 31, 1995. Net working capital was $421.5 million, compared with $413.1 million at August 31, 1994, and the current ratio was 3.1, compared with 3.2 at year end. Cash and short-term investments grew to $68.2 million, up from $61.2 million at August
31. For the nine months ended May 31, 1995, the company invested $41.8 million in capital expenditures and acquisitions. Long-term debt and other long-term liabilities were 13.7 percent of total capitalization, compared with 13.2 percent at year end. Cash provided by operations was $100.1 million, up slightly from $99.8 million for the nine months last year.

Capital expenditures, exclusive of acquisition spending, were $39.2 million for the nine months this year and $30.1 million for the same period last year. During the third quarter, the Lighting Equipment division continued to invest in manufacturing equipment replacements and improvements and the construction of its production facility in Monterrey, Mexico. The facility has begun production since the end of the third quarter. Textile Rental division expenditures included fleet upgrades, facility improvements, and information systems enhancements. Prior-year spending was primarily the result of facilities and manufacturing process improvements in the Lighting Equipment division, facilities additions and information systems improvements in the Chemical division, and wastewater compliance projects and fleet upgrades in the Textile Rental division.

Acquisition spending of $2.7 million in the current year was mainly due to the Lighting Equipment division's acquisition of the assets of Infranor Canada, Inc., a small high-performance outdoor lighting products company. Acquisition spending in the prior year was minimal.

Dividend payments for the nine months totaled $40.6 million, or 83 cents per share, compared with $39.7 million, or 80 cents per share, for the same period last year. Effective January, 1995, the regular quarterly dividend rate was increased 3.7 percent to 28 cents per share, which is an annual rate of $1.12 per share.

During the three months ended May 31, 1995, the company purchased 272,000 shares of its common stock for $7.1 million. For the year-to-date period, approximately 947,000 shares have been purchased at a cost of $24.1 million. The board of directors, at its regular meeting in March, 1995, increased the company's standing authority to purchase shares from the previous two million shares per year to four million shares for the current fiscal year.

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


Results of Operations

National Service Industries' net income for the fiscal third quarter ended May 31, 1995, increased 11.8 percent to $25.6 million. Earnings per share increased to 53 cents from 46 cents, or 14.7 percent. Approximately 1.2 million fewer shares were outstanding on average in the latest third quarter.

Sales for the quarter  totaled $505.8  million,  an increase of $24.8 million or
5.2 percent. Adjusted for the divestiture of the Marketing Services division, which contributed $8.6 million to third quarter sales a year earlier, the sales gain was 7.1 percent.

Sales for the nine months ended May 31 increased 5.2 percent to $1.45 billion. Net income was $64.3 million, up $5.9 million or 10.2 percent from the same period a year ago. Earnings per share increased 14 cents or 11.9 percent to $1.32. An average of 758,000 fewer shares were outstanding for the nine months.

The Lighting Equipment division again led NSI's quarterly results as sales increased 12.4 percent to $216.0 million. For the nine-month period, sales rose
13.2 percent to $620.5 million. Increases in both periods resulted largely from higher unit sales than in the prior year. Operating profit grew 22.4 percent for the quarter to 7.5 percent of revenues compared with 6.9 percent the prior third quarter. For the nine months, operating income was 6.8 percent of revenues, up from 6.3 percent the prior year-to-date. Both fluorescent and non-fluorescent product segments achieved gains as higher unit volumes more than compensated for higher product costs.

Textile Rental division revenues reached $142.0 million for the quarter and $409.9 million year-to-date, ahead about one percent for both periods. Modest sales increases were recorded in each of the division's market segments with the exception of healthcare, which continues to be very competitive. For the quarter, operating income advanced to 11.3 percent of revenues from 10.8 percent the prior third quarter. For the nine months, operating income declined to 8.5 percent of revenues from 9.2 percent the prior year-to-date. Labor and delivery cost improvements benefited both current-year periods but were not sufficient to offset higher merchandise amortization for the year-to-date.

The Chemical sector reported a third quarter sales increase of 6.3 percent to $91.1 million and a year-to-date increase of 6.4 percent to $259.3 million. Gains were predominantly the result of higher unit volumes. Operating earnings declined to 8.1 percent of revenues for the quarter and 8.9 percent year-to-date from 9.4 percent and 9.7 percent in the comparable periods last year. The declines resulted from the sector's increased investment in recruiting and training sales representatives and because of increases in some raw material costs.

The remaining businesses comprising NSI's other segment, Insulation Service and Envelopes, combined for revenue increases of 4.9 percent for the quarter and 2.7 percent for the nine months. Operating income, absent the results of the divested Marketing Services division, rose approximately 27.0 percent for the quarter to 6.8 percent of revenues, from 5.6 percent the year earlier quarter, and almost 53 percent year-to-date to 6.5 percent of revenues, from 4.4 percent a year ago. The Insulation business is benefiting from job tracking improvements, and the Envelope division gains are resulting from higher unit volumes.

Corporate expense benefited in both the third quarter and year-to-date from increased interest income and reduced administrative expenses. Year-to-date corporate expense reflects the company's adoption in the first quarter of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," requiring the accrual of the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. The accrual relates primarily to severance agreements and the liability for life insurance coverage for certain eligible disabled employees.

The provision for income taxes was 37.6 percent of pretax income for the third quarter and 37.5 percent for the nine months, down from 37.8 for the respective prior-year periods. The slight reduction in the effective tax rate was the result of the increase in interest income, which is largely nontaxable.

PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits are listed on the Index to Exhibits (page 12).

(b)  There were no reports on Form 8-K for the three months ended May 31, 1995.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NATIONAL SERVICE INDUSTRIES, INC.
                              REGISTRANT


DATE      July 12, 1995       /s/ DAVID LEVY
                              DAVID LEVY
                              EXECUTIVE  VICE  PRESIDENT,  ADMINISTRATION
                              AND  COUNSEL



DATE      July 12, 1995       /S/ J. ROBERT HIPPS
                              J. ROBERT HIPPS
                              SENIOR   VICE  PRESIDENT,   FINANCE

INDEX TO EXHIBITS

                                                                  Page  No.


EXHIBIT 11  Computations of Net Income per Share of Common Stock     13

EXHIBIT 27  Financial Data Schedules                                 14