Form 10-K
period 1995-08-31
NATIONAL SERVICE INDUSTRIES INC
filed 1995-11-17
CIK 70538

Page 1 of 51
Index to Exhibits on Page 14

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934



For the fiscal year ended August 31, 1995    Commission file number 1- 3208

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

Yes  X                      No

Based upon the closing price as quoted on the New York Stock Exchange November 10, 1995 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $1,498,970,683.00.


The number of shares outstanding of the registrant's common stock, $1.00 par value, was 48,353,893 shares as of November 10, 1995.




DOCUMENTS INCORPORATED BY REFERENCE

        Location in Form 10-K                   Incorporated Document

        Part I, Item 1                          1995 Annual Report
        Part II, Items 5, 6, 7, and 8           1995 Annual Report
        Part III, Items 10, 11, 12, and 13      1995 Proxy Statement
        Part IV, Item 14                        1995 Annual Report

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

Table of Contents


                                                                       Page No.
Part I
    Item 1.  Business                                                      3-4
    Item 2.  Properties                                                     5
    Item 3.  Legal Proceedings                                              5
    Item 4.  Submission of Matters to a Vote of Security Holders            5

Part II
    Item 5.  Market for Registrant's Common Equity and Related
             Stockholders Matters                                           6
    Item 6.  Selected Financial Data                                        6
    Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            6
    Item 8.  Financial Statements and Supplementary Data                    6
    Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                            6

Part III
    Item 10. Directors and Executive Officers of the Registrant             7
    Item 11. Executive Compensation                                         7
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management                                                     7
    Item 13. Certain Relationships and Related Transactions                 8

Part IV
    Item 14. Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                                  8-10

Signatures                                                                 11

Financial Statement Schedules                                            12-13

Index to Exhibits                                                          14

PART I

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

  ENVELOPE
    Atlantic Envelope Company                   Business and specialty            South and Southwest.
    ATENCO Filing Systems                         envelopes and records
    Lyon Folder Company                           storage and filing systems.
    Techno-Aide/Stumb Metal Products Company

Products for the construction industry

  LIGHTING EQUIPMENT
    Lithonia Lighting                           Fluorescent fixtures for          Throughout the United
    Lithonia Fluorescent                          commercial, industrial, and       States, Canada,
    Lithonia Hi-Tek Lighting                      institutional applications;       Mexico and overseas.
    Lithonia Downlighting                         high-intensity discharge
    Major Reflector Products                      fixtures for industrial and
    RELOC Wiring Systems                          commercial use; architectural
    Lithonia Controls Systems                     outdoor lighting; downlighting;
    Lithonia Emergency Lighting                   sportslighting; track lighting;
                                                  vandal-resistant fixtures;
                                                  emergency lighting; lighting
                                                  and dimming controls; and
                                                  manufactured wiring systems.

  INSULATION SERVICE
    North Bros. Co.                             Commercial, mechanical            Principally in the
    South Insulation Company                      industrial and institutional      southeastern United
    Western State Insulation Company              insulation products, accessories  States.
    Merit Insulation Company                      and contracting services.
    Precision Foam Fabricators
    Mid-State Insulation Co.

Page 4

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

Raw Materials

There were no significant shortages of materials or components during the years ended August 31, 1995, 1994, and 1993. No one commodity or supplier provided a significant portion of the company's material requirements.

Total Employment

The registrant employs approximately 21,100 people.

Financial Information about Industry Segments

The financial information required by this item is included on page 30 of the company's annual report for the year ended August 31, 1995, under the caption "Business Segment Information" and is incorporated herein by reference.

ITEM 2. PROPERTIES

The general offices of the company are located in Atlanta, Georgia. Because of the diverse nature of the operations and the large number of individual locations, it is neither practical nor significant to describe all of the operating facilities owned or leased by the company. The following listing summarizes the significant facility categories by division:

                          Number of Facilities
Division                   Owned       Leased        Nature of Facilities

Lighting Equipment          9             4          Manufacturing plants
                            1             2          Distribution centers
                            -            27          Field warehouses

Textile Rental             68            18          Linen plants
                           20            49          Linen service centers
                            -             1          Distribution centers

Chemical                    9             4          Manufacturing plants
                           22            46          Distribution centers
                            -             2          Sales offices

Insulation Service          1             -          Fabrication plants
                           24            11          Warehouses

Envelope                    7             3          Manufacturing plants
                            -             3          Warehouses
                            -             1          Sales office

Corporate Office            1             -          Corporate headquarters


ITEM 3.  LEGAL PROCEEDINGS

The Registrant is neither a party to nor is its property subject to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended August 31, 1995

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is included on the inside back cover of the company's annual report for the year ended August 31, 1995, under the captions "Listing," "Shareholders of Record," and "Common Share Prices and Dividends per Share" and is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is included on pages 34 and 35 of the company's annual report for the year ended August 31, 1995, under the caption "Ten-Year Financial Summary" and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is included on pages 32 and 33 of the company's annual report for the year ended August 31, 1995, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included on pages 20 through 31 of the company's annual report for the year ended August 31, 1995, under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Report of Independent Accountants" and is incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item, with respect to directors, is included on pages 2 through 4 under the caption "Information Concerning Nominees" of the company's proxy statement for the annual meeting of stockholders to be held January 3, 1996, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.


EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of the company are elected at the organizational meeting of the Board of Directors in January.


Name and age of each executive officer      Business experience of executive officers during the five
and positions held with the company         years ended August 31, 1995 and term in office


D. Raymond Riddle, age 62                   Mr. Riddle served as President and Chief Executive
Chairman and Chief Executive Officer,       Officer from  January, 1993 to September, 1994 when he
Director, and Chairman of the Executive     was elected Chairman and Chief Executive Office. He
Committee and a member of the               served from 1985 until 1993 as an Executive Vice
Strategic Planning and Finance              President of Wachovia Corporation and from 1987 until
Committee of the Board                      1993 as President and Chief Executive Officer and as a
                                            director of Wachovia Corporation of Georgia and its lead
                                            bank, Wachovia Bank of Georgia, N.A.

Don W. Hubble, age 56                       Mr. Hubble was elected President effective September,
President and Chief Operating Officer       1994 and was designated Chief Operating Officer in
and Director                                September, 1993.  He served as a  Group Vice President
                                            from 1980 until 1988, when he was elected Executive
                                            Vice President.


David Levy, age 58                          Mr. Levy was elected Executive Vice President,
Executive Vice President, Administration    Administration in October, 1992.  He served as Senior
and  Counsel and Director                   Vice President, Secretary and Counsel from 1982 through
                                            September, 1992.

J. Robert Hipps, age 55                     Mr. Hipps was elected Senior Vice President, Finance in
Senior Vice President, Finance              March,  1990  and  also  served  as  Treasurer  until  June,
                                            1992. Previously, he served General Signal Corporation as
                                            Vice  President  and  Treasurer  and,  from  1987,  as Vice
                                            President and Controller.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is included on pages 5 through 13 under the captions "Compensation of Directors," "Other Information Concerning the Board and its Committees," "Compensation Committee Interlocks and Insider Participation," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises and Fiscal Year-End Option Values," "Other Agreements," and "Pension and Supplemental Retirement Benefits" of the company's proxy statement for the annual meeting of stockholders to be held January 3, 1996, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included on page 6 under the caption "Beneficial Ownership of the Corporation's Securities" of the company's proxy statement for the annual meeting of stockholders to be held January 3, 1996, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included on page 6 under the caption "Certain Transactions" of the company's proxy statement for the annual meeting of stockholders to be held January 3, 1996, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

    (1) Financial Statements

          The company's 1995 Annual Report contains the consolidated balance sheets as of August 31, 1995 and 1994, the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1995, and the related report of Arthur Andersen LLP. The financial statements, incorporated herein by reference, include the following:

          Consolidated Balance Sheets - August 31, 1995 and 1994

          Consolidated Statements of Income for the years ended August 31, 1995, 1994, and 1993

          Consolidated Statements of Stockholders' Equity for the years ended August 31, 1995, 1994, and 1993

          Consolidated Statements of Cash Flows for the years ended August 31, 1995, 1994, and 1993

          Notes to Consolidated Financial Statements

    (2) Financial Statement Schedules:

          Report of Independent Public Accountants on Schedule


         Schedule Number

          II      Valuation and Qualifying Accounts

    Any of schedules I through V not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

     (3)  Exhibits filed with this report

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

                             (a)      Directors' Deferred Compensation Plan

                             (b) Executives' Deferred Compensation Plan and Amendment

                             (c)      Restated and Amended Supplemental
                                      Retirement Plan for Executives of
                                      National Service Industries, Inc. and
                                      Amendment

                             (d) The National Service Industries, Inc. Senior Management Benefit Plan and Amendments

          Reference No. from
             Reg. 229.601
               Item 601      Description of Exhibit

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

                             (l) Benefits Protection Trust Agreement and
                                 Amendment

                             (m) Executive Benefits Trust Agreement

                             (n) Consulting Agreement between National Service
                                 Industries, Inc. and Erwin Zaban

                             (o) 1992 Nonemployee Directors' Stock Option Plan
                                 Effective September 16, 1992

                             (p) Nonemployee Directors' Stock Option Agreement
                                 between National Service Industries, Inc. and
                                 (i)   John L. Clendenin
                                 (ii)  Jesse Hill, Jr.
                                 (iii) Robert M. Holder, Jr.
                                 (iv)  F. Ross Johnson
                                 (v)   James C. Kennedy
                                 (vi)  Donald R. Keough
                                 (vii) Bryan D. Langton
                                 (viii)Bernard Marcus
                                 (ix)  John G. Medlin, Jr.
                                 (x)   Dr. Betty L. Siegel
                                 (xi)  Erwin Zaban

          Reference No. from
             Reg. 229.601
               Item 601      Description of Exhibit

                             (q) National Service Industries, Inc. Executive
                                 Savings Plan Effective September 1, 1994

                             (r) National Service Industries, Inc. Management
                                 Compensation and Incentive Plan Effective
                                 September 1, 1994.

                             (s) Split-Dollar Agreement among National Service
                                 Industries, Inc., D. Raymond Riddle, and
                                 Wachovia Bank of Georgia N.A. dated January
                                 4, 1993 and Amendment

                             (t) Letter Agreement between National Service
                                 Industries, Inc. and D. Raymond Riddle
                                 dated March 28, 1995

                             (u) Consulting Agreement between National Service
                                 Industries, Inc. and D. Raymond Riddle

                             (v) Letter Agreement between National Service
                                 Industries, Inc. and D. Raymond Riddle dated
                                 April 10, 1995

                   11        Computations of Net Income per Share of Common
                             Stock

                   13 Information Incorporated by Reference from Annual Report for the Year Ended August 31, 1994

                   21        List of Subsidiaries

                   23        Consent of Independent Public Accountants

                   24        Powers of Attorney

                   27        (a) Financial Data Schedule for the Year Ended
                                 August 31, 1995

                             (b) Restated Financial Data Schedule for the Year
                                 Ended August 31, 1994

                             (c) Restated Financial Data Schedule for the
                                 Quarter Ended November 30, 1994

(b) No reports on Form 8-K were filed for the three months ended August 31, 1995.

(c) Exhibits 2, 9, 12, 18, 22, and 28 have been omitted because they are not applicable.

(d) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NATIONAL SERVICE INDUSTRIES, INC.




Date: November 17, 1995             By:   /s/  Kenyon W. Murphy
                                          Kenyon W. Murphy
                                          Secretary and Assistant Counsel


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

     Signature               Title

    D. Raymond Riddle*     Chairman and Chief Executive Officer

    J. Robert Hipps*       Senior Vice President, Finance
                           (Principal Financial Officer)

    John A. Bostater*      Vice President and Controller

    Jesse Hill, Jr.*       Director

    Robert M. Holder, Jr.* Director

    Don W. Hubble*         Director

    F. Ross Johnson*       Director                     - November 17, 1995

    James C. Kennedy*      Director

    Donald R. Keough*      Director

    Bryan D. Langton*      Director

    David Levy*            Director

    Bernard Marcus*        Director

    John G. Medlin, Jr.*   Director

    Betty L. Siegel*       Director

    Erwin Zaban*           Director

*By   /s/ David Levy       Attorney-in-Fact
      David Levy

                              Arthur Andersen LLP

                                Atlanta, Georgia




              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE





To National Service Industries, Inc.:


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in NATIONAL SERVICE INDUSTRIES, INC. and subsidiaries' annual report to stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated October 20, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14 in this Form 10-K are the responsibility of the company's management and are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

October 20, 1995

SCHEDULE II

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED AUGUST 31, 1995, 1994, AND 1993
(In thousands)


                                         Balance at        Additions Charged to                         Balance at
                                         Beginning       Costs and      Other                           End
Description                               of Period      Expenses       Accounts (1)    Deductions (2)  of Period

YEAR ENDED AUGUST 31, 1995:
  Deducted in the balance sheet
    from the asset to which it applies-
      Reserve for doubtful accounts      $7,385          $3,170         $ (384)         $3,704          $6,467



YEAR ENDED AUGUST 31, 1994:
  Deducted in the balance sheet
    from the asset to which it applies-
      Reserve for doubtful accounts      $7,170          $2,804         $  923          $3,512          $7,385



YEAR ENDED AUGUST 31, 1993:
  Deducted in the balance sheet
    from the asset to which it applies-
      Reserve for doubtful accounts      $3,696          $3,300         $3,462          $3,288          $7,170




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

INDEX TO EXHIBITS

                                                                        Page No.

                  (d)   (iii) Second Amendment to National Service      Reference is made to Exhibit 10(iii)A (d)(iii) of
                        Industries, Inc. Senior Management Benefit      registrant's Form 10-K for the fiscal year
                        Plan,  Dated September 16, 1994                 ended August 31, 1994, which is incorporated
                                                                        herein by reference.

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

                  (f)-Severance Protection Agreements between           Reference is made to Exhibit 10(iii)A (i) of
                        National Service Indus tries, Inc. and          registrant's Form 10-K for the fiscal year
                        (i) D. Raymond Riddle                           ended August 31, 1989, which is incorporated
                        (ii)Don W. Hubble                               herein by reference.
                        (iiiJ. Robert Hipps

                  (g)-Bonus Letter Agreements between                   Reference is made to Exhibit 10(iii)A (j) of
                        National Service Industries, Inc. and           registrant's Form 10-K for the fiscal year
                        (i) D. Raymond Riddle                           ended August 31, 1989, which is incorporated
                        (ii)Don W. Hubble                               herein by reference.
                        (iiiDavid Levy
                        (iv)J. Robert Hipps

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

                     -(ii)First Amendment to Long-Term                  Reference is made to Exhibit 10(iii)A (h)(ii) of
                        Incentive Program,  Dated September 20,         registrant's Form 10-K for the fiscal year
                        1989                                            ended August 31, 1994, which is incorporated
                                                                        herein by reference.

                  (i)-Incentive Stock Option Agreements between         Reference is made to Exhibit 10(iii)A (l) of
                        National Service Industries, Inc., and          registrant's Form 10-K for the fiscal year
                        (i) D. Raymond Riddle                           ended August 31, 1989, which is incorporated
                        (ii)Don W. Hubble                               herein by reference.
                        (iiiDavid Levy
                        (iv)J. Robert Hipps

                  (j)-Nonqualified Stock Option Agreement for           Reference is made to Exhibit 10(iii)A (j) of
                        Corporate Officers between National Service     registrant's Form 10-K for the fiscal year
                        Industries, Inc. and                            ended August 31, 1992, which is incorporated
                        (i) D. Raymond Riddle                           herein by reference.
                        (ii)Don W. Hubble
                        (iiiDavid Levy
                        (iv)J. Robert Hipps

                  (k)-Nonqualified Stock Option Agreement for           Reference is made to Exhibit 10(iii)A (k) of
                        Corporate Officers Effective Beginning          registrant's Form 10-K for the fiscal year
                        September 21, 1994 between National             ended August 31, 1994, which is incorporated
                        Service Industries, Inc. and                    herein by reference.
                        (i) D. Raymond Riddle
                        (ii)Don W. Hubble
                        (iiiDavid Levy

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

                  (o)-1992 Nonemployee Directors' Stock Option          Reference is made to Exhibit 10(iii)A (o) of
                        Plan Effective September 16, 1992               registrant's Form 10-K for the fiscal year
                                                                        ended August 31, 1992, which is incorporated
                                                                        herein by reference.

                  (p)-Nonemployee Directors' Stock Option               Reference is made to Exhibit 10(iii)A (q) of
                        Agreement between National Service              registrant's Form 10-K for the fiscal year
                        Industries, Inc. and                            ended August 31, 1994, which is incorporated
                        (i) John L. Clendenin                           herein by reference.
                        (ii)Jesse Hill, Jr.
                        (iiiRobert M. Holder, Jr.
                        (iv)F. Ross Johnson
                        (v) James C. Kennedy
                        (vi)Donald R. Keough
                        (viiBryan D. Langton
                        (viiBernard Marcus
                        (ix)John G. Medlin, Jr.
                        (x) Dr. Betty L. Siegel
                        (xi)Erwin Zaban

                  (q)-National Service Industries, Inc. Executive       Reference is made to Exhibit 10(iii)A (s) of
                        Savings Plan Effective September 1, 1994        registrant's Form 10-K for the fiscal year
                                                                        ended August 31, 1994, which is incorporated
                                                                        herein by reference.

                  (r)-National Service Industries, Inc. Management      Reference is made to Exhibit 10(iii)A (t) of
                        Compensation and Incentive Plan Effective       registrant's Form 10-K for the fiscal year
                        September 1, 1994.                              ended August 31, 1994, which is incorporated
                                                                        herein by reference.

                  (s)-(i) Split Dollar Agreement among National         Reference is made to Exhibit 10(iii)A (i) of
                        Service Industries, Inc., D. Raymond Riddle,    registrant's Form 10-Q for the quarter ended
                        and Wachovia Bank of Georgia, N.A. dated        February 28, 1995, which is incorporated
                        January 4, 1993.                                herein by reference.

                  (s)-(ii) First Amendment to Split Dollar Agreement    Reference is made to Exhibit 10(iii)A (ii) of
                        among National Service Industries, Inc.,        registrant's Form 10-Q for the quarter ended
                        D. Raymond Riddle, and Wachovia Bank of         February 28, 1995, which is incorporated
                        Georgia, N.A. dated March 30, 1995              herein by reference.

INDEX TO EXHIBITS


                                                                        Page No.

                  (t)-Letter Agreement between National Service         Reference is made to Exhibit 10(iii)A (b) of
                        Industries, Inc. and D. Raymond Riddle dated    registrant's Form 10-Q for the quarter ended
                        March 28, 1995, amending as of September 21,    February 28, 1995, which is incorporated
                        1994 the Incentive Stock Option Agreement       herein by reference.
                        dated January 6, 1993, the Nonqualified Stock
                        Option Agreement dated January 6, 1993, and
                        the Nonqualified Stock Option Agreement dated
                        September 15, 1993 between National Service
                        Industries, Inc. and D. Raymond Riddle

                  (u)-Consulting Agreement between National Service     Reference is made to Exhibit 10(iii)A (c) of
                        Industries, Inc. and D. Raymond Riddle dated    registrant's Form 10-Q for the quarter ended
                        March 30, 1995                                  February 28, 1995, which is incorporated
                                                                        herein by reference.

                  (v)-Letter Agreement between National Service         Reference is made to Exhibit 10(iii)A (d) of
                        Industries, Inc. and D. Raymond Riddle dated    registrant's Form 10-Q for the quarter ended
                        April 10, 1995, amending as of March 15, 1995,  February 28, 1995, which is incorporated
                        the Incentive Stock Option Agreement dated      herein by reference.
                        Janury 6, 1993, the Nonqualified Stock Option
                        Agreement dated January 6, 1993, the
                        Nonqualified Stock Option Agreement dated
                        September 15, 1993, and the Nonqualified Stock
                        Option Agreement dated September 21, 1994
                        between National Service Industries, Inc. and
                        D. Raymond Riddle


EXHIBIT 11        -  Computations of Net Income per Share of            18
                     Common Stock

EXHIBIT 13        -  Information Incorporated by Reference from         19
                     Annual Report for the Year Ended August 31,
                     1993

EXHIBIT 21        -  List of Subsidiaries                               36

EXHIBIT 23        -  Consent of Independent Public Accountants          37

EXHIBIT 24        -  Powers of Attorney                                 38

EXHIBIT 27        -  (a) Financial Data Schedule for the Year           49
                         Ended August 31, 1995

                     (b) Restated Financial Data Schedule for the       50
                         Year Ended August 31, 1994

                     (c) Restated Financial Data Schedule for the       51
                         Quarter Ended November 30, 1994