Form 10-Q
period 1995-11-30
NATIONAL SERVICE INDUSTRIES INC
filed 1996-01-12
CIK 70538

Page 1 of 13
                            Exhibit Index on Page 11

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For quarter ended November 30, 1995    Commission file number 1-3208



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

Common Stock - $1.00 Par Value - 48,391,636 shares as of January 9, 1996.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                Page No.

PART I.  FINANCIAL INFORMATION

      CONSOLIDATED BALANCE SHEETS -
            NOVEMBER 30, 1995 AND AUGUST 31, 1995 .......          3

      CONSOLIDATED STATEMENTS OF INCOME -
            THREE MONTHS ENDED NOVEMBER 30, 1995 AND 1994          4

      CONSOLIDATED STATEMENTS OF CASH FLOWS - ...........          5
            THREE MONTHS ENDED NOVEMBER 30, 1995 AND 1994

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ........          6

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS         7-8

PART II.  OTHER INFORMATION

       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .........          9

SIGNATURES ..............................................         10

EXHIBIT INDEX ...........................................         11

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)

                                                        November 30,  August 31,
                                                          1995           1995
                                                        (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents ...........................  $   92,569   $   79,402
  Short-term investments ..............................       2,550        3,598
  Receivables, less reserves for doubtful
    accounts of $7,643 at November 30, 1995
    and $6,467 at August 31, 1995 .....................     255,372      266,056
  Inventories, at the lower of cost (on a
    first-in, first-out basis) or market ..............     188,581      185,789
  Linens in service, net of amortization ..............      91,618       88,605
  Deferred income taxes ...............................       9,325       10,221
  Prepayments .........................................      10,833        6,739
    Total Current Assets ..............................     650,848      640,410

Property, Plant, and Equipment, at cost:
  Land ................................................      30,469       31,016
  Buildings and leasehold improvements ................     193,442      192,023
  Machinery and equipment .............................     514,498      503,868
    Total Property, Plant, and Equipment ..............     738,409      726,907
  Less - Accumulated depreciation and
    amortization ......................................     386,309      377,003
      Property, Plant, and Equipment - net ............     352,100      349,904

Other Assets:
  Goodwill and other intangibles ......................      98,834      101,410
  Other ...............................................      38,015       39,622
    Total Other Assets ................................     136,849      141,032
      Total Assets ....................................  $1,139,797   $1,131,346


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt ................  $       83   $       87
  Notes payable .......................................       6,592        6,399
  Accounts payable ....................................      75,121       81,524
  Accrued salaries, commissions, and bonuses ..........      37,519       43,944
  Current portion of self insurance reserves ..........      16,825       16,276
  Other accrued liabilities ...........................      63,729       54,340
    Total Current Liabilities .........................     199,869      202,570

Long-Term Debt, less current maturities ...............      26,745       26,776
Deferred Income Taxes .................................      64,287       65,756
Self Insurance Reserves, less current portion .........      66,870       67,830
Other Long-Term Liabilities ...........................      25,454       24,010

Stockholders' Equity:
  Series A participating preferred stock, $.05 stated
     value, 500,000 shares authorized, none issued
  Preferred stock, no par value, 500,000 shares
     authorized, none issued
  Common stock, $1 par value, 80,000,000 shares
    authorized, 57,918,978 shares issued at November
    30, 1995 and August 31, 1995 ......................      57,919       57,919
  Paid-in capital .....................................       9,379        8,065
  Retained earnings ...................................     756,834      746,256
                                                            824,132      812,240
  Less - Treasury stock, at cost (9,540,932 shares at
    November 30, 1995 and 9,609,261 shares at August
    31, 1995) .........................................      67,560       67,836
        Total Stockholders' Equity ....................     756,572      744,404

          Total Liabilities and Stockholders            $ 1,139,797   $1,131,346


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
              (Dollar amounts in thousands, except per-share data)



                                                          THREE MONTHS ENDED
                                                               NOVEMBER 30
                                                          1995           1994

Sales and Service Revenues:
  Net sales of products ..........................     $ 359,842      $ 344,882
  Service revenues ...............................       132,708        136,102
    Total Revenues ...............................       492,550        480,984

Costs and Expenses:
  Cost of products sold ..........................       227,439        219,187
  Cost of services ...............................        74,364         75,846
  Selling and administrative expenses ............       152,383        149,695
  Interest expense ...............................         1,079            830
  Other expense, net .............................           190          1,691
    Total Costs and Expenses .....................       455,455        447,249


Income before Provision for Income Taxes..........        37,095         33,735

Provision for (Benefit from) Income Taxes:
  Current ........................................        14,227         12,646
  Deferred .......................................          (401)           (25)
                                                          13,826         12,621

Net Income .......................................     $  23,269      $  21,114


Per Share:
  Net income .....................................     $     .48      $     .43

  Cash dividends .................................     $     .28      $     .27


Weighted Average Number of Shares
  Outstanding (thousands) ........................        48,343         49,244





The accompanying notes to consolidated financial statements are an integral part of these statements.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                         (Dollar amounts in thousands)

                                                                 THREE MONTHS ENDED
                                                                     NOVEMBER 30
                                                                   1995         1994

Cash Provided by (Used for) Operating Activities:
  Net income ..................................................   $ 23,269    $ 21,114
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ...........................     14,394      14,500
      Provision for losses on accounts receivable .............      1,161       1,382
      Loss (gain) on the sale of property, plant, and equipment       (932)         40
      Loss (gain) on the sale of business .....................         63      (1,117)
      Change in noncurrent deferred income taxes ..............       (401)        (28)
      Change in assets and liabilities net of effect
        of acquisitions-
          Receivables .........................................      9,518       9,027
          Inventories and linens in service, net ..............     (5,824)    (10,153)
          Current deferred income taxes .......................        896      11,835
          Prepayments and other ...............................     (4,127)     (3,876)
          Accounts payable and accrued liabilities ............     (2,887)      1,356
            Net Cash Provided by Operating Activities .........     35,130      44,080

Cash Provided by (Used for) Investing Activities:
  Change in short-term investments ............................      1,049         339
  Purchase of property, plant, and equipment ..................    (14,338)    (11,774)
  Sale of property, plant, and equipment ......................      1,548         409
  Sale of business ............................................       --         3,533
  Acquisitions, net of cash acquired ..........................       (278)       (304)
  Change in other assets ......................................      1,154       1,219
    Net Cash Used for Investing Activities ....................    (10,865)     (6,578)

Cash Provided by (Used for) Financing Activities:
  Change in notes payable .....................................        193          84
  Repayment of long-term debt .................................        (35)       (168)
  Recovery of investment in tax benefits ......................        430         458
  Deferred income taxes from investment in tax benefits .......     (1,068)       (975)
  Issuance (purchase) of treasury stock .......................      1,590         176
  Change in other long-term liabilities .......................        484          57
  Cash dividends paid .........................................    (13,538)    (13,296)
    Net Cash Used for Financing Activities ....................    (11,944)    (13,664)
Effect of Exchange Rate Changes on Cash .......................        846         (27)

Net Change in Cash and Cash Equivalents .......................     13,167      23,811

Cash and Cash Equivalents at Beginning of Year ................     79,402      58,619

Cash and Cash Equivalents at End of Period ....................   $ 92,569    $ 82,430

Supplemental Cash Flow Information:
  Income taxes paid during the period .........................   $ 12,330    $  1,171
  Interest paid during the period .............................      1,031         739

Noncash Investing and Financing Activities:
  Noncash aspects of sale of business -
    Receivables  incurred .....................................   $   --      $   (624)

Noncash Aspects of Acquisitions:
  Liabilities assumed or incurred .............................   $   --      $   --
  Treasury stock issued (returned)



The accompanying notes to consolidated financial statements are an integral part of these statements.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  BASIS OF PRESENTATION:

The interim consolidated financial statements included herein have been prepared by the company without audit and the condensed consolidated balance sheet as of August 31, 1995 has been derived from audited statements. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of November 30, 1995, the consolidated results of operations for the three months ended November 30, 1995 and 1994, and the consolidated cash flows for the three months ended November 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995.

The results of operations for the three months ended November 30, 1995 are not necessarily indicative of the results to be expected for the full fiscal year because the company's revenues and income are generally higher in the second half of its fiscal year and because of the uncertainty of general business conditions.

2.  BUSINESS SEGMENT INFORMATION:
                                            Three Months Ended November 30
                                  Sales and Service
                                      Revenues               Operating Profit
                                 1995          1994          1995         1994
                                                   (In thousands)
Lighting Equipment .......    $ 208,278      $ 203,806    $  16,378   $  13,690
Textile Rental ...........      132,708        136,102        9,753      11,316
Chemical .................       92,107         87,952        9,705       9,301
Other ....................       59,457         53,124        3,090       3,069
                              $ 492,550      $ 480,984       38,926      37,376
Corporate ................                                     (752)     (2,811)
Interest Expense .........                                   (1,079)       (830)
Total ....................                                $  37,095   $  33,735



3. INVENTORIES:

Major classes of inventory as of November 30, 1995 and August 31, 1995 were as follows:
                                                      November 30,    August 31,
                                                         1995             1995
                                                            (In thousands)
Raw Materials and Supplies ...................         $ 83,123         $ 87,470
Work-in-Process ..............................            9,348            9,879
Finished Goods ...............................           96,110           88,440
     Total ...................................         $188,581         $185,789

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes.

Financial Condition

National Service Industries' balance sheet remained strong at November 30, 1995, with net working capital of $451.0 million, up from $437.8 million at August 31, 1995, and a current ratio of 3.3, compared with 3.2 at year end. Cash and short-term investments increased to $95.1 million from $83.0 million at August
31. During the quarter just ended, the company invested $14.6 million in capital expenditures and acquisitions. Long-term debt and other long-term liabilities were 13.6 percent of total capitalization, down slightly from 13.7 percent at August 31. Cash provided by operating activities was $35.1 million, compared with $44.1 million for the first quarter last year.

Capital expenditures, exclusive of acquisition spending, were $14.3 million for the first quarter this year and $11.8 million for the same period a year ago. The lighting equipment division invested in equipment replacement and process improvements and tooling for new products. Textile rental division spending consisted of information systems enhancements and replacement and improvement of facilities, equipment and vehicles. Prior-year spending included the lighting equipment division's manufacturing equipment replacements and improvements and construction of the Mexican production facility and the textile rental division's fleet upgrades and facility improvements. Acquisition spending was minimal in both periods.

Dividend payments totaled $13.5 million, or 28 cents per share, during the quarter ended November 30, 1995, compared with $13.3 million, or 27 cents per share, for the prior-year period. Effective January, 1996, the regular quarterly dividend rate was increased 3.6 percent to 29 cents per share, or an annual rate of $1.16 per share.

For the periods presented, capital expenditures, working capital needs, dividends, acquisitions, and share repurchases were financed primarily with internally generated funds, supplemented by short-term borrowings in the European market. Contractual commitments for capital and acquisition spending during the coming twelve months total $16 million. For the current fiscal year, the company expects actual capital expenditures to be somewhat higher than levels of recent years, which, excluding acquisition spending, were $59 million in 1995, $43 million in 1994, and $36 million in 1993. Current liquid assets and internally generated funds are expected to be more than adequate to meet anticipated cash requirements for the next twelve months, although some interim borrowings might be incurred to meet short-term needs. The company has complimentary lines of credit totaling $152 million, of which $110 million has been provided domestically and $42 million is available on a multi-currency basis primarily from a European bank.


Results of Operations

National Service Industries' earnings per share for the first quarter of its new fiscal year increased 12.1 percent to 48 cents. Sales for the quarter, which ended November 30, 1995, increased 2.4 percent to $493 million. Net income of $23.3 million was 10.2 percent higher than the $21.1 million reported in last year's first quarter. Since there were, on average, 901,000 fewer shares outstanding during this year's quarter, earnings per share increased at the greater rate of 12.1 percent.

     The lighting equipment division continued its growth with first quarter sales advancing 2.2 percent to $208 million from $204 million last year. Pricing improvements were offset somewhat by lower unit volumes. Operating income advanced 19.6 percent to 7.9 percent of revenues, compared with 6.7 percent the year earlier, as the improved pricing and a more favorable product mix increased profit margins.

The textile rental sector posted a 2.5 percent decrease in sales, from $136 million to $133 million, largely because of branches divested last year. However, operating income declined to 7.3 percent of revenues from 8.3 percent the prior-year first quarter. The decline was due to continued structural changes in the healthcare market and to somewhat higher processing costs resulting in part from this year's extended hurricane season.

Chemical segment sales, benefiting from both improved pricing and unit volume gains, advanced 4.7 percent to $92 million from $88 million the year earlier. Operating income was 10.5 percent of revenues, just under the 10.6 percent posted in the first quarter last year.

Sales of the Other segment (insulation service and envelopes) rose 11.9 percent overall. However, the excellent first quarter results of Atlantic Envelope, bolstered by pricing gains, were offset by softness in North Bros.' insulation service income.

Corporate expense was greater in the first quarter last year due in large part to the company's adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," and the resulting accrual related primarily to severance agreements and the liability for life insurance coverage for certain eligible disabled employees.

Interest expense on European loans was higher than in the prior-year period due to increased borrowings at somewhat higher average interest rates.

The provision for income taxes in the first quarter was 37.3 percent of pretax income, compared with 37.4 percent for the same period last year. Changes in the year-to-year effective rates resulted from variations in the relative amounts of tax exempt income.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to  a Vote of Security Holders

At the annual meeting of stockholders held January 3, 1996, all nominees for director were elected to the board without opposition and Arthur Andersen LLP was appointed as independent auditor for the current fiscal year.


Item 5.  Other Information

The board of directors at its regular meeting held December 20, 1995 elected Chester J. Popkowski as Vice President, Treasurer.

On January 3, 1996 the board of directors named James S. Balloun as chairman and chief executive officer effective February 1, replacing current chairman and chief executive D. Raymond Riddle, who is retiring. Mr. Balloun, 57, has spent his business career with McKinsey and Company, serving most recently as a director and member of the Shareholders, Principals and MGM Election Committees.

At the January meeting, the board of directors also elected Kenyon W. Murphy as Vice President, Secretary and Assistant Counsel.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits are listed on the Index to Exhibits (page 11).

(b) There were no reports on Form 8-K for the three months ended November 30, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NATIONAL SERVICE INDUSTRIES, INC.
                              REGISTRANT


DATE   January 12, 1996       /s/ DAVID LEVY
                              DAVID LEVY
                              EXECUTIVE  VICE  PRESIDENT,  ADMINISTRATION
                              AND  COUNSEL



DATE   January 12, 1996       /S/ J. ROBERT HIPPS
                              J. ROBERT HIPPS
                              SENIOR   VICE  PRESIDENT,   FINANCE

INDEX TO EXHIBITS

                                                                       Page  No.


EXHIBIT 11 .............   - Computation of Net Income per Share of       12
                             Common Stock

EXHIBIT 27 .............   - Financial Data Schedules                     13