Form 10-Q
period 1996-02-29
NATIONAL SERVICE INDUSTRIES INC
filed 1996-04-12
CIK 70538

Page 1 of 42
                            Exhibit Index on Page 11

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For quarter ended February 29, 1996    Commission file number 1-3208



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

Common Stock - $1.00 Par Value - 48,111,450 shares as of April 5, 1996.

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

 INDEX


                                                                Page No.

PART I.  FINANCIAL INFORMATION

      CONSOLIDATED BALANCE SHEETS -
            FEBRUARY 29, 1996 AND AUGUST 31, 1995 ........................    3

      CONSOLIDATED STATEMENTS OF INCOME -
            THREE MONTHS AND SIX MONTHS ENDED FEBRUARY 29, ...............    4
            1996 AND FEBRUARY 28, 1995

      CONSOLIDATED STATEMENTS OF CASH FLOWS - ............................    5
            SIX MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .........................    6

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATION ................   7-8

PART II.  OTHER INFORMATION

       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..........................    9

SIGNATURES ...............................................................   10

EXHIBIT INDEX ............................................................   11

                                                                          Page 3
               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)

                                                       February 29    August 31,
                                                          1996           1995
ASSETS                                                (Unaudited)
Current Assets:
  Cash and cash equivalents ..........................   $   73,431   $   79,402
  Short-term investments .............................        2,550        3,598
  Receivables, less reserves for doubtful
    accounts of $8,256 at February 29, 1996
    and $6,467 at August 31, 1995 ....................      252,097      266,056
  Inventories, at the lower of cost (on a
    first-in, first-out basis) or market .............      182,428      185,789
  Linens in service, net of amortization .............       91,620       88,605
  Deferred income taxes ..............................       15,507       10,221
  Prepayments ........................................       10,325        6,739
    Total Current Assets .............................      627,958      640,410

Property, Plant, and Equipment, at cost:
  Land ...............................................       29,608       31,016
  Buildings and leasehold improvements ...............      192,860      192,023
  Machinery and equipment ............................      524,436      503,868
    Total Property, Plant, and Equipment .............      746,904      726,907
  Less - Accumulated depreciation and
    amortization .....................................      394,620      377,003
      Property, Plant, and Equipment - net ...........      352,284      349,904

Other Assets:
  Goodwill and other intangibles .....................       92,656      101,410
  Other ..............................................       38,449       39,622
    Total Other Assets ...............................      131,105      141,032
      Total Assets ...................................   $1,111,347   $1,131,346


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt ...............   $       72   $       87
  Notes payable ......................................        6,630        6,399
  Accounts payable ...................................       74,982       81,524
  Accrued salaries, commissions, and bonuses .........       32,509       43,944
  Current portion of self insurance reserves .........       16,825       16,276
  Other accrued liabilities ..........................       45,777       54,340
    Total Current Liabilities ........................      176,795      202,570

Long-Term Debt, less current maturities ..............       26,741       26,776
Deferred Income Taxes ................................       61,699       65,756
Self Insurance Reserves, less current portion ........       62,986       67,830
Other Long-Term Liabilities ..........................       25,656       24,010

Stockholders' Equity:
  Series A participating preferred stock, $.05 stated
     value, 500,000 shares authorized, none issued
  Preferred stock, no par value, 500,000 shares
     authorized, none issued
  Common stock, $1 par value, 80,000,000 shares
    authorized, 57,918,978 shares issued at February
    29, 1996 and August 31, 1995 .....................       57,919       57,919
  Paid-in capital ....................................       10,054        8,065
  Retained earnings ..................................      761,241      746,256
                                                            829,214      812,240
  Less - Treasury stock, at cost (9,631,592 shares at
    February 29, 1996 and 9,609,261 shares at August
    31, 1995) ........................................       71,744       67,836
        Total Stockholders' Equity ...................      757,470      744,404

          Total Liabilities and Stockholders' Equity   $  1,111,347   $1,131,346


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                             NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                             (Dollar amounts in thousands, except per-share data)




                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                      FEB. 29,     FEB. 28,    FEB. 29,    FEB. 28,
                                                        1996         1995       1996         1995


Sales and Service Revenues:
  Net sales of products ..........................   $ 352,403    $ 334,059    $ 712,245    $ 678,941
  Service revenues ...............................     129,803      131,751      262,511      267,853
    Total Revenues ...............................     482,206      465,810      974,756      946,794

Costs and Expenses:
  Cost of products sold ..........................     227,098      217,036      454,537      436,223
  Cost of services ...............................      74,850       73,981      149,214      149,827
  Selling and administrative expenses ............     150,660      144,221      303,043      293,916
  Interest expense ...............................       1,019          960        2,098        1,790
  Other expense (income), net ....................      (2,141)       1,581       (1,951)       3,272
    Total Costs and Expenses .....................     451,486      437,779      906,941      885,028


Income before Provision for Income Taxes .........      30,720       28,031       67,815       61,766

Provision for (Benefit from) Income Taxes:
  Current ........................................      12,991       10,482       27,218       23,131
  Deferred .......................................      (1,521)         (29)      (1,922)         (57)
                                                        11,470       10,453       25,296       23,074

Net Income .......................................   $  19,250    $  17,578    $  42,519    $  38,692


Per Share:
  Net income .....................................   $     .40    $     .36    $     .88    $     .79

  Cash dividends .................................   $     .29    $     .28    $     .57    $     .55


Weighted Average Number of Shares
  Outstanding (thousands) ........................      48,364       48,859       48,350       49,025




The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                          Page 5

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

                                                                           SIX MONTHS ENDED
                                                                          FEB. 29,    FEB. 28,
                                                                            1996        1995

Cash Provided by (Used for) Operating Activities:
  Net income ..........................................................   $ 42,519    $ 38,692
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ...................................     29,336      29,046
      Provision for losses on accounts receivable .....................      2,256       2,631
      Loss (gain) on the sale of property, plant, and equipment........     (1,459)         12
      Loss (gain) on the sale of business .............................     (2,946)     (1,162)
      Change in noncurrent deferred income taxes ......................     (1,922)        (57)
      Change in assets and liabilities net of effect
        of acquisitions-
          Receivables .................................................     11,030      11,686
          Inventories and linens in service, net ......................       (913)    (11,508)
          Current deferred income taxes ...............................     (5,286)     (1,196)
          Prepayments and other .......................................     (3,669)     (3,410)
          Accounts payable and accrued liabilities ....................    (26,686)    (17,605)
            Net Cash Provided by Operating Activities .................     42,260      47,129

Cash Provided by (Used for) Investing Activities:
  Change in short-term investments ....................................      1,048      (2,600)
  Purchase of property, plant, and equipment ..........................    (31,100)    (22,471)
  Sale of property, plant, and equipment ..............................      3,695       5,634
  Sale of business ....................................................     11,517       4,626
  Acquisitions, net of cash acquired ..................................       (600)       (304)
  Change in other assets ..............................................        957        (409)
    Net Cash Used for Investing Activities ............................    (14,483)    (15,524)

Cash Provided by (Used for) Financing Activities:
  Change in notes payable .............................................        231       1,262
  Repayment of long-term debt .........................................        (50)       (430)
  Recovery of investment in tax benefits ..............................        860         414
  Deferred income taxes from investment in tax benefits ...............     (2,136)     (1,950)
  Issuance (purchase) of treasury stock ...............................     (1,919)    (16,694)
  Change in other long-term liabilities ...............................     (3,198)      5,949
  Cash dividends paid .................................................    (27,570)    (27,030)
    Net Cash Used for Financing Activities ............................    (33,782)    (38,479)
Effect of Exchange Rate Changes on Cash ...............................         34         347

Net Change in Cash and Cash Equivalents ...............................     (5,971)     (6,527)

Cash and Cash Equivalents at Beginning of Year ........................     79,402      58,619

Cash and Cash Equivalents at End of Period ............................   $ 73,431    $ 52,092


Supplemental Cash Flow Information:
  Income taxes paid during the period .................................   $ 41,850    $ 25,369
  Interest paid during the period .....................................      2,096       1,712

Noncash Investing and Financing Activities:
  Noncash aspects of sale of business -
    Receivables  incurred .............................................   $   --      $   (893)

Noncash Aspects of Acquisitions:
  Liabilities assumed or incurred .....................................   $      6    $   --
  Treasury stock issued (returned)



The accompanying notes to consolidated financial statements are an integral part of these statements.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  BASIS OF PRESENTATION:

The interim consolidated financial statements included herein have been prepared by the company without audit and the condensed consolidated balance sheet as of August 31, 1995 has been derived from audited statements. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of February 29, 1996, the consolidated results of operations for the three months and six months ended February 29, 1996 and February 28, 1995, and the consolidated cash flows for the six months ended February 29, 1996 and February 28, 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995.


The results of operations for the three and six months ended February 29, 1996 are not necessarily indicative of the results to be expected for the full fiscal year because the company's revenues and income are generally higher in the second half of its fiscal year and because of the uncertainty of general business conditions.

2.  BUSINESS SEGMENT INFORMATION:

                                                                                  Three Months Ended Feb. 29, 1996 and Feb. 28, 1995
                                                                                      Sales and Service
                                                                                           Revenues              Operating Profit
                                                                                       1996        1995         1996       1995
                                                                                                        (In thousands)

Lighting Equipment ................................................................  $ 206,454   $ 200,753   $  13,776  $  12,580
Textile Rental ....................................................................    129,803     131,751       9,247      7,485
Chemical ..........................................................................     84,355      80,192       6,222      6,311
Other .............................................................................     61,594      53,114       3,052      3,691
                                                                                     $ 482,206   $ 465,810      32,297     30,067
Corporate and other ...............................................................       (558)     (1,076)
Interest Expense ..................................................................     (1,019)       (960)
Total .............................................................................  $  30,720   $  28,031

                                                                                    Six Months Ended Feb. 29, 1996 and Feb. 28, 1995
                                                                                      Sales and Service
                                                                                           Revenues              Operating Profit
                                                                                       1996        1995         1996       1995
                                                                                                        (In thousands)
Lighting Equipment ................................................................  $ 414,732   $ 404,559   $  30,154  $  26,270
Textile Rental ....................................................................    262,511     267,853      19,000     18,801
Chemical ..........................................................................    176,462     168,144      15,927     15,612
Other .............................................................................    121,051     106,238       6,142      6,760
                                                                                     $ 974,756   $ 946,794      71,223     67,443
Corporate and other ...............................................................     (1,310)     (3,887)
Interest Expense ..................................................................     (2,098)     (1,790)
Total .............................................................................  $  67,815   $  61,766

3. INVENTORIES:

Major classes of inventory as of February 29, 1996 and August 31, 1995 were as follows:
                                                    February 29,      August 31,
                                                        1996             1995
                                                            (In thousands)
Raw Materials and Supplies ...................         $ 80,493         $ 87,470
Work-in-Process ..............................            9,501            9,879
Finished Goods ...............................           92,434           88,440
     Total ...................................         $182,428         $185,789

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes.

Financial Condition

National Service Industries maintained a strong financial position at February 29, 1996. Net working capital was $451.1 million, compared with $437.8 million at August 31, 1995, and the current ratio was 3.6, up from 3.2 at year end. Cash and short-term investments were $76.0 million compared with $83.0 million at August 31. For the first half ended February 29, the company invested $31.7 million in capital expenditures and acquisitions. Long-term debt and other long-term liabilities were 13.2 percent of total capitalization, down from 13.7 percent at August 31. Cash provided by operating activities was $42.3 million, compared with $47.1 million for the first half last year.

Capital expenditures, exclusive of acquisition spending, were $31.1 million for the first six months this year and $22.5 million for the prior-year period. The lighting equipment division continued its investment in equipment replacement and process improvements and tooling for new products. For the six months, textile rental division spending consisted primarily of replacement and improvement of facilities, equipment and vehicles. Prior-year spending included the lighting equipment division's manufacturing equipment replacements and improvements and construction of the Mexican production facility and the textile rental division's fleet upgrades and facility improvements. Acquisition spending was minimal in both periods.

Dividend payments for the first half totaled $27.6 million, or 57 cents per share, compared with $27.0 million, or 55 cents per share, for the prior-year period. Effective January, 1996, the regular quarterly dividend rate was increased 3.6 percent to 29 cents per share, or an annual rate of $1.16 per share. During the second quarter, the company repurchased 125,000 of its shares under the board approved 2.0 million share standing authorization. The company announced plans to accelerate this program.

For the periods presented, capital expenditures, working capital needs, dividends, acquisitions, and share repurchases were financed primarily with internally generated funds. European operations were supplemented by short-term borrowings in the European market. Contractual commitments for capital and acquisition spending during the coming twelve months total $16 million. For the current fiscal year, the company expects actual capital expenditures to be somewhat higher than levels of recent years, which, excluding acquisition spending, were $59 million in 1995, $43 million in 1994, and $36 million in 1993. Current liquid assets and internally generated funds are expected to be more than adequate to meet anticipated general operating cash requirements for the next twelve months. Some interim borrowings might be incurred to meet short-term needs. The company has complimentary lines of credit totaling $152 million, of which $110 million has been provided domestically and $42 million is available on a multi-currency basis primarily from a European bank.

Results of Operations

National Service Industries' earnings per share for the second quarter ended February 29, 1996 increased 10.6 percent to 40 cents. Sales for the quarter increased 3.5 percent to $482 million. Net income of $19.3 million was 9.5 percent higher than the $17.6 million reported in last year's second quarter. Since there were, on average, 495,000 fewer shares outstanding during this year's quarter, earnings per share increased at the greater rate of 10.6 percent.

For the fiscal first half, sales increased $28.0 million, or 3.0 percent, to $975 million. Net income increased $3.8 million, or 9.9 percent, to $42.5 million. Earnings per share increased 11.4 percent to 88 cents.

The lighting equipment division led second quarter performance and continued its growth with sales advancing 2.8 percent to $206 million from $201 million last year. For the six months, sales increased 2.5 percent to $415 million. Increases in both periods were reflective of pricing gains offset somewhat by lower unit volumes. For the quarter, operating income advanced 9.5 percent to 6.7 percent of revenues, compared with 6.3 percent the year earlier. For the first half, operating income grew 14.8 percent to 7.3 percent of revenues, compared with 6.5 percent the prior year. Better pricing, a more favorable product mix and cost reduction efforts increased profit margins in both periods.

The textile rental sector experienced a 1.5 percent decrease in sales for the second quarter, from $132 million to $130 million, and a 2.0 percent decrease for the half, from $268 million to $263 million. The declines in both periods were due to a combination of inclement weather and branches divested late last year. Income improved 23.5 percent to $9.2 million for the quarter as two non-strategic branches were sold. Operating income increased only slightly from the prior-year first half as the healthcare market remained under pressure, but the company continued to build its hospitality and uniform businesses.

Chemical segment sales, benefiting from both improved pricing and unit volume gains, advanced 5.2 percent to $84 million for the quarter and 4.9 percent to $176 million for the first half. Operating income declined to 7.4 percent of revenues for the quarter and 9.0 percent for the half, from 7.9 percent and 9.3 percent the respective prior-year periods, almost entirely as a result of raw material prices.

The insulation and envelope divisions combined for a sales increase of 16.0 percent for the quarter and 13.9 percent for the six months. Operating profits decreased by 17.3 percent for the quarter and 9.1 percent year-to-date largely from an unfavorable product mix in the insulation business.

Corporate expense was lower in both current-year periods due to interest earned on higher average investment levels. Last year's first half was also higher due to the company's first quarter adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." The resulting accrual related primarily to severance agreements and the liability for life insurance coverage for certain eligible disabled employees.

Interest expense on European loans was higher than in the prior-year period due to increased borrowings at somewhat higher average interest rates.

The provision for income taxes was 37.3 percent of pretax income for both the quarter and first half, compared with 37.3 percent and 37.4 percent for the respective periods the prior year. Changes in the comparative year-to-date effective rates resulted from variations in the relative amounts of tax exempt income.

PART II. OTHER INFORMATION




 Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits are listed on the Index to Exhibits (page 11).

(b) There were no reports on Form 8-K for the three months ended February 29, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NATIONAL SERVICE INDUSTRIES, INC.
                              REGISTRANT


DATE      April 12, 1996      /s/ DAVID LEVY
                              DAVID LEVY
                              EXECUTIVE  VICE  PRESIDENT,  ADMINISTRATION
                              AND  COUNSEL



DATE      April 12, 1996      /S/ J. ROBERT HIPPS
                              J. ROBERT HIPPS
                              SENIOR   VICE  PRESIDENT,   FINANCE

                               INDEX TO EXHIBITS

                                                                      Page  No.


EXHIBIT 10(iii)A Management Contracts and Compensatory Arrangements:

           (a)-Employment Letter Agreement between National
               Service Industries, Inc. and James S. Balloun dated
               February 1, 1996 ....................................     12

           (b)-Nonqualified Stock Option Agreement Effective
               January 3, 1996 between National Service Industries,
               Inc. and James S. Balloun ...........................     17

           (c)-Severance Protection Agreement between National
               Service Industries, Inc. and James S. Balloun dated
               February 1, 1996 ....................................     23

           (d)-Bonus Letter Agreement between National Service
               Industries, Inc. and James S. Balloun dated February 1,
               1996 ................................................     38

           (e)-Appendix B to Restated and Amended Supplemental
               Retirement Plan for Executives of National Service
               Industries, Inc. (Supplemental Pension Plan) Effective
               February 1, 1996 ....................................     40

EXHIBIT 11   - Computation of Net Income per Share of Common Stock..     41

EXHIBIT 27   - Financial Data Schedules ............................     42