Form 10-Q
period 1996-05-31
NATIONAL SERVICE INDUSTRIES INC
filed 1996-07-10
CIK 70538

Page 1 of 21
                            Exhibit Index on Page 11

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



          For quarter ended May 31, 1996 Commission file number 1-3208



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

Common Stock - $1.00 Par Value - 47,532,030 shares as of June 30, 1996.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

 INDEX


                                                                        Page No.

PART I.  FINANCIAL INFORMATION

      CONSOLIDATED BALANCE SHEETS -
            MAY 31, 1996 AND AUGUST 31, 1995 .............................    3

      CONSOLIDATED STATEMENTS OF INCOME -
            THREE MONTHS AND NINE MONTHS ENDED MAY 31, ...................    4
            1996 AND 1995

      CONSOLIDATED STATEMENTS OF CASH FLOWS - ............................    5
            NINE MONTHS ENDED MAY 31, 1996 AND 1995

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .........................    6

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................   7-8

PART II.  OTHER INFORMATION

       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..........................    9

SIGNATURES ...............................................................   10

EXHIBIT INDEX ............................................................   11

                                                                          Page 3
               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)

                                                            May 31,   August 31,
                                                             1996         1995
                                                         (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents ..........................   $   79,307   $   79,402
  Short-term investments .............................        2,551        3,598
  Receivables, less reserves for doubtful
    accounts of $8,981 at May 31, 1996
    and $6,467 at August 31, 1995 ....................      255,564      266,056
  Inventories, at the lower of cost (on a
    first-in, first-out basis) or market .............      177,503      185,789
  Linens in service, net of amortization .............       94,833       88,605
  Deferred income taxes ..............................        7,145       10,221
  Prepayments ........................................        8,997        6,739
    Total Current Assets .............................      625,900      640,410

Property, Plant, and Equipment, at cost:
  Land ...............................................       29,587       31,016
  Buildings and leasehold improvements ...............      194,197      192,023
  Machinery and equipment ............................      536,071      503,868
    Total Property, Plant, and Equipment .............      759,855      726,907
  Less - Accumulated depreciation and
    amortization .....................................      403,873      377,003
      Property, Plant, and Equipment - net ...........      355,982      349,904

Other Assets:
  Goodwill and other intangibles .....................       89,905      101,410
  Other ..............................................       39,324       39,622
    Total Other Assets ...............................      129,229      141,032
      Total Assets ...................................   $1,111,111   $1,131,346


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt ...............   $       54   $       87
  Notes payable ......................................        6,529        6,399
  Accounts payable ...................................       69,801       81,524
  Accrued salaries, commissions, and bonuses .........       37,469       43,944
  Current portion of self insurance reserves .........       15,769       16,276
  Other accrued liabilities...........................       49,973       54,340
    Total Current Liabilities ........................      179,595      202,570

Long-Term Debt, less current maturities ..............       26,737       26,776
Deferred Income Taxes ................................       61,509       65,756
Self Insurance Reserves, less current portion ........       68,515       67,830
Other Long-Term Liabilities ..........................       25,999       24,010

Stockholders' Equity:
  Series A participating preferred stock, $.05 stated
     value, 500,000 shares authorized, none issued
  Preferred stock, no par value, 500,000 shares
     authorized, none issued
  Common stock, $1 par value, 80,000,000 shares
    authorized, 57,918,978 shares issued at May
    31, 1996 and August 31, 1995 .....................       57,919       57,919
  Paid-in capital ....................................       10,830        8,065
  Retained earnings ..................................      773,870      746,256
                                                            842,619      812,240
  Less - Treasury stock, at cost (10,204,248 shares at
    May 31, 1996 and 9,609,261 shares at August
    31, 1995) ........................................       93,863       67,836
        Total Stockholders' Equity ...................      748,756      744,404

          Total Liabilities and Stockholders .........   $1,111,111   $1,131,346


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
              (Dollar amounts in thousands, except per-share data)



                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                           MAY 31                      MAY 31
                                                     1996           1995           1996        1995

Sales and Service Revenues:
  Net sales of products .........................   $ 381,114    $ 363,765    $ 1,093,359    $ 1,042,706
  Service revenues ..............................     135,756      142,033        398,267        409,886
    Total Revenues ..............................     516,870      505,798      1,491,626      1,452,592

Costs and Expenses:
  Cost of products sold .........................     237,414      233,668        691,951        669,891
  Cost of services ..............................      77,078       75,227        226,292        225,054
  Selling and administrative exp ................     157,395      153,085        460,438        447,001
  Interest expense ..............................       1,082        1,002          3,180          2,792
  Other expense (income), net ...................        (435)       1,752         (2,386)         5,024
    Total Costs and Expenses ....................     472,534      464,734      1,379,475      1,349,762


Income before Provision for Inco ................      44,336       41,064        112,151        102,830

Provision for (Benefit from) Income Taxes:
  Current .......................................      15,779       18,842         42,997         41,973
  Deferred ......................................         880       (3,405)        (1,042)        (3,462)
                                                       16,659       15,437         41,955         38,511

Net Income ......................................   $  27,677    $  25,627    $    70,196    $    64,319


Per Share:
  Net income ....................................   $     .58    $     .53    $      1.46    $      1.32

  Cash dividends ................................   $     .29    $     .28    $       .86    $       .83


Weighted Average Number of Shares
  Outstanding (thousands) .......................      48,059       48,382         48,240         48,813







The accompanying notes to consolidated financial statements are an integral part of these statements.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                         (Dollar amounts in thousands)


                                                                  NINE MONTHS ENDED
                                                                         MAY 31
                                                                   1996         1995

Cash Provided by (Used for) Operating Activities:
  Net income .................................................   $ 70,196    $  64,319
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ..........................     44,184       43,467
      Provision for losses on accounts receivable ............      3,509        3,698
      Loss (gain) on the sale of property, plant and equipment     (1,718)         137
      Loss (gain) on the sale of business ....................     (2,946)      (1,161)
      Change in noncurrent deferred income taxes .............     (1,042)      (3,462)
      Change in assets and liabilities net of effect
        of acquisitions-
          Receivables ........................................      6,311       (1,547)
          Inventories and linens in service, net .............        799      (19,178)
          Current deferred income taxes ......................      3,076        6,657
          Prepayments and other ..............................     (2,375)      (1,970)
          Accounts payable and accrued liabilities ...........    (23,771)       9,132
            Net Cash Provided by Operating Activities ........     96,223      100,092

Cash Provided by (Used for) Investing Activities:
  Change in short-term investments ...........................      1,047       (6,807)
  Purchase of property, plant, and equipment .................    (48,367)     (39,180)
  Sale of property, plant, and equipment .....................      5,177        6,435
  Sale of business ...........................................     11,517        4,626
  Acquisitions, net of cash acquired .........................       (600)      (2,668)
  Change in other assets .....................................        (65)      (2,487)
    Net Cash Used for Investing Activities ...................    (31,291)     (40,081)

Cash Provided by (Used for) Financing Activities:
  Change in notes payable ....................................        130        1,425
  Repayment of long-term debt ................................        (72)        (638)
  Recovery of investment in tax benefits .....................      1,290          872
  Deferred income taxes from investment in tax benefits ......     (3,205)      (2,925)
  Issuance (purchase) of treasury stock ......................    (23,262)     (23,758)
  Change in other long-term liabilities ......................      2,674        5,121
  Cash dividends paid ........................................    (41,458)     (40,630)
    Net Cash Used for Financing Activities ...................    (63,903)     (60,533)
Effect of Exchange Rate Changes on Cash ......................     (1,124)         721

Net Change in Cash and Cash Equivalents ......................        (95)         199

Cash and Cash Equivalents at Beginning of Year ...............     79,402       58,619

Cash and Cash Equivalents at End of Period ...................   $ 79,307    $  58,818


Supplemental Cash Flow Information:
  Income taxes paid during the period ........................   $ 44,791    $  34,620
  Interest paid during the period ............................      3,026        2,681

Noncash Investing and Financing Activities:
  Noncash aspects of sale of business -
    Receivables  incurred ....................................   $   --      $    (893)

Noncash Aspects of Acquisitions:
  Liabilities assumed or incurred ............................   $      6    $     468
  Treasury stock issued (returned)



The accompanying notes to consolidated financial statements are an integral part of these statements.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  BASIS OF PRESENTATION:

The interim consolidated financial statements included herein have been prepared by the company without audit and the condensed consolidated balance sheet as of August 31, 1995 has been derived from audited statements. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of May 31, 1996, the consolidated results of operations for the three months and nine months ended May 31, 1996 and 1995, and the consolidated cash flows for the nine months ended May 31, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995.


The results of operations for the three and nine months ended May 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year because the company's revenues and income are generally higher in the second half of its fiscal year and because of the uncertainty of general business conditions.

 2.  BUSINESS SEGMENT INFORMATION:
                                               Three Months Ended May 31
                                   Sales and Service
                                        Revenues               Operating Profit
                                  1996          1995          1996         1995
                                                  (In thousands)
Lighting Equipment .........   $   219,904    $   215,987    $ 21,596  $ 16,155
Textile Rental .............       135,756        142,033      11,519    16,005
Chemical ...................        95,657         91,129       9,394     7,407
Other ......................        65,553         56,649       4,532     3,837
                               $   516,870    $   505,798      47,041    43,404
Corporate and other ........                                   (1,623)   (1,338)
Interest Expense ...........                                   (1,082)   (1,002)
Total ......................                                 $ 44,336  $ 41,064


                                                Nine Months Ended May 31
                                   Sales and Service
                                        Revenues               Operating Profit
                                  1996          1995          1996         1995
                                                   (In thousands)
Lighting Equipment .........   $   634,636    $   620,546    $ 51,750  $ 42,425
Textile Rental .............       398,267        409,886      30,519    34,806
Chemical ...................       272,119        259,273      25,321    23,019
Other ......................       186,604        162,887      10,674    10,597
                               $ 1,491,626    $ 1,452,592     118,264   110,847
Corporate and other ........                                   (2,933)   (5,225)
Interest Expense ...........                                   (3,180)   (2,792)
Total ......................                                 $112,151  $102,830

3. INVENTORIES: Major classes of inventory as of May 31, 1996 and August 31, 1995 were as follows:

                                                        May 31,       August 31,
                                                         1996            1995
                                                            (In thousands)
Raw Materials and Supplies ...................         $ 77,675         $ 87,470
Work-in-Process ..............................            9,140            9,879
Finished Goods ...............................           90,688           88,440
     Total ...................................         $177,503         $185,789

                                                                          Page 7
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes.


Financial Condition

National Service Industries continued in solid financial condition at May 31, 1996. Net working capital was $446.3 million, up from $437.8 million at August 31, 1995, and the current ratio was 3.5, compared with 3.2 at year end. Cash and short-term investments were $81.9 million compared with $83.0 million at August
31. For the nine months ended May 31, the company invested $49.0 million in capital expenditures and acquisitions. Long-term debt and other long-term liabilities were 13.9 percent of total capitalization, up slightly from 13.7 percent at August 31. Cash provided by operating activities was $96.2 million, compared with $100.1 million through the third quarter last year.

Capital expenditures, exclusive of acquisition spending, were $48.4 million for the first nine months this year and $39.2 million for the nine months last year. Lighting equipment segment spending included expansion of the Mexican production facility as well as continued investment in equipment replacements, process improvements, and tooling for new products. Through the third quarter, textile rental segment spending consisted primarily of replacement and improvement of facilities, equipment and vehicles. Prior-year spending included the lighting equipment segment's manufacturing equipment replacements and improvements and construction of the Mexican production facility and the textile rental segment's fleet upgrades, facility improvements, and information systems enhancements.

Acquisition spending in the current year has been minimal. Prior-year spending of $2.7 million was mainly due to the lighting equipment segment's acquisition of the assets of Infranor Canada, Inc., a small outdoor lighting products company.

Dividend payments for the three quarters totaled $41.5 million, or 86 cents per share, compared with $40.6 million, or 83 cents per share, for the prior-year period. Effective January, 1996, the regular quarterly dividend rate was increased 3.6 percent to 29 cents per share, or an annual rate of $1.16 per share. For the year to date, the company has repurchased 745,400 of its shares under the board approved 2.0 million share per year standing authorization.

For the periods presented, capital expenditures, working capital needs, dividends, acquisitions, and share repurchases were financed primarily with internally generated funds. European operations were supplemented by short-term borrowings in the European market. Contractual commitments for capital and acquisition spending during the coming twelve months total $23 million. For the current fiscal year, the company expects actual capital expenditures to be somewhat higher than levels of recent years, which, excluding acquisition spending, were $59 million in 1995, $43 million in 1994, and $36 million in 1993. Current liquid assets and internally generated funds are expected to be more than adequate to meet anticipated general operating cash requirements for the next twelve months. Some interim borrowings might be incurred to meet short-term needs. The company has complimentary lines of credit totaling $152 million, of which $110 million has been provided domestically and $42 million is available on a multi-currency basis primarily from a European bank. During the third quarter, the company has negotiated a $250 million committed credit facility which is scheduled to close during the fourth quarter. The facility will enhance the company's financial flexibility and provide resources to fund future growth.


Results of Operations

National Service Industries' earnings per share for the third quarter ended May 31, 1996 increased 8.7 percent to 58 cents compared with the same quarter a year ago. Sales for the quarter increased 2.2 percent to $517 million. Net income of $27.7 million was 8.0 percent higher than the $25.6 million reported in last year's third quarter. Earnings per share increased at the greater rate of 8.7 percent due to a reduction of 323,000 in average shares outstanding.

The increased third quarter profit was driven by the lighting equipment and chemical segments. The performance of all four segments was enhanced by improved workers compensation claims experience.

For the nine months of NSI's fiscal year, sales increased $39.0 million, or 2.7 percent, to $1.49 billion. Net income increased $5.9 million, or 9.1 percent, to $70.2 million. Earnings per share increased 10.4 percent to $1.46.

The lighting equipment segment continued its growth with sales for the third quarter advancing 1.8 percent to $220 million from $216 million last year. For the nine months, sales increased 2.3 percent to $635 million from $621 million. The increases in both periods resulted from pricing gains, which were offset somewhat by lower unit volumes. For the third quarter, operating income advanced
33.7 percent to 9.8 percent of revenues, compared with 7.5 percent the year earlier. For the nine months, operating income grew 22.0 percent to 8.2 percent of revenues, compared with 6.8 percent the prior year. Better pricing, a more favorable product mix and cost reduction efforts, in addition to the reduction in workers compensation costs, continued to benefit profit margins in both current-year periods.

Sales of the textile rental segment declined 4.4 percent from $142 million to $136 million for the quarter and 2.8 percent from $410 million to $398 million for the nine months. The declines in both periods were due largely to lost sales from previously divested branches. Operating income decreased 28.0 percent to $11.5 million for the quarter and 12.3 percent to $30.5 million year to date primarily as a result of lower prices and additional labor, maintenance, and merchandise costs. Results for both current-year periods benefited from the reduction in workers compensation costs and year-to-date results included the sale of two non-strategic branches. The healthcare business continued to remain under pressure.

Chemical segment sales advanced 5.0 percent to $96 million for the quarter and $272 million for the nine months due largely to higher unit volumes with some improvement in pricing. Operating income increased 26.8 percent to 9.8 percent of revenues for the quarter and 10.0 percent to 9.3 percent of revenues for the nine months, from 8.1 percent and 8.9 percent the respective prior-year periods. The improvement resulted almost entirely from volume increases and lower raw material prices.

Combined sales of the insulation and envelope businesses increased 15.7 percent for the quarter and 14.6 percent for the year to date. Operating profits improved by 18.1 percent for the quarter and .7 percent year-to-date. The quarter's improvement was largely a result of the reduced workers compensation costs. An unfavorable product mix in the insulation business and higher envelope manufacturing costs offset the year-to-date workers compensation benefit.

Corporate expense was higher for the third quarter this year due to increased administrative expenses. Year-to-date expense was lower and benefited from interest earned on higher average investment levels. Last year's nine-month expense was also higher due to the company's first quarter adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." Last year's resulting accrual related primarily to severance agreements and the liability for life insurance coverage for certain eligible disabled employees.

Interest expense on European loans was higher than in the prior-year period due to increased borrowings at somewhat higher average interest rates.

The provision for income taxes was 37.6 percent of pretax income for the quarter and 37.4 percent for the year to date, compared with 37.6 percent and 37.5 percent for the respective prior-year periods. Changes in the comparative year-to-date effective rates resulted from variations in the relative amounts of tax exempt income.

                           PART II. OTHER INFORMATION




   Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits are listed on the Index to Exhibits (page 11).

(b)  There were no reports on Form 8-K for the three months ended May 31, 1996.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NATIONAL SERVICE INDUSTRIES, INC.
                              REGISTRANT


DATE      July 10, 1996       /s/ David Levy
                              DAVID LEVY
                              EXECUTIVE  VICE  PRESIDENT,  ADMINISTRATION
                              AND  COUNSEL



DATE      July 10, 1996       /s/ Mark R. Bachmann
                              MARK R. BACHMANN
                              VICE  PRESIDENT,   CONTROLLER

 INDEX TO EXHIBITS

                                                                       Page  No.


EXHIBIT 10(iii)A  Management Contracts and Compensatory Arrangements:

                (a)-Letter  Agreement  dated  March 21, 1996  amending
                    the Consulting Agreement betweeen National Service Industries, Inc. and Erwin Zaban dated December
                    31, 1991                                                12

                (b)-Severance   Agreement  between   National  Service
                    Industries, Inc. and J. Robert Hipps dated May 14,
                    1996                                                    13

                (c)-Letter   Agreement   between    National   Service
                    Industries  Inc. and J. Robert Hipps dated May 24,
                    1996, amending as of that date the Incentive Stock
                    Option Agreement dated September 19, 1990; the Incentive Stock Option Agreement dated December
                    18, 1991;  the  Incentive  Stock Option  Agreement
                    dated September 16, 1992; the  Nonqualified  Stock
                    Option Agreement dated September 16, 1992; the Incentive Stock Option Agreement dated September
                    15, 1993; the Nonqualified  Stock Option Agreement
                    dated September 15, 1993; the  Nonqualified  Stock
                    Option Agreement dated September 21, 1994; and the
                    Nonqualified    Stock   Option   Agreement   dated
                    September 20, 1995                                      17

                (d)-Appendix C to Restated  and  Amended  Supplemental
                    Retirement Plan for Executives of National Service
                    Industries,   Inc.   (Supplemental  Pension  Plan)
                    Effective May 31, 1996                                  19

EXHIBIT 11       -  Computations  of Net Income per Share of
                    Common Stock                                            20

EXHIBIT 27       -  Financial Data Schedules                                21