Form 10-K
period 1996-08-31
NATIONAL SERVICE INDUSTRIES INC
filed 1996-11-26
CIK 70538

Page 1 of 100
                          Index to Exhibits on Page 15

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the fiscal year ended  August 31, 1996     Commission file number   1- 3208

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

               Yes   [ X ]                       No    [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.           [ ]

Based upon the closing price as quoted on the New York Stock Exchange October 31, 1996 the aggregate market of the voting stock held by nonaffiliates of the registrant was $1,576,711,893.00.

The number of shares outstanding of the registrant's common stock, $1.00 par value, was 45,701,794 shares as of October 31, 1996.


DOCUMENTS INCORPORATED BY REFERENCE

        Location in Form 10-K                   Incorporated Document
        Part I, Item 1                          1996 Annual Report
        Part II, Items 5, 6, 7, and 8           1996 Annual Report
        Part III, Items 10, 11, 12, and 13      1996 Proxy Statement
        Part IV, Item 14                        1996 Annual Report

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                               Table of Contents


                                                        Page No.
Part I
    Item 1.  Business ..................................................   3-4
    Item 2.  Properties ................................................    5
    Item 3.  Legal Proceedings .........................................    5
    Item 4.  Submission of Matters to a Vote of Security Holders .......    5

Part II
    Item 5.  Market for Registrant's Common Equity and
             Related Stockholders Matters ..............................    6
    Item 6.  Selected Financial Data ...................................    6
    Item 7.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations .............    6
    Item 8.  Financial Statements and Supplementary Data ...............    6
    Item 9.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure ....................    6

Part III
    Item 10. Directors and Executive Officers of the Registrant ........    7
    Item 11. Executive Compensation ....................................    7
    Item 12. Security Ownership of Certain Beneficial Owners
             and Management ............................................    7
    Item 13. Certain Relationships and Related Transactions ............    7

Part IV
    Item 14. Exhibits, Financial Statement Schedules and
             Reports on Form 8-K .......................................   8-11

Signatures .............................................................   12

Financial Statement Schedules ..........................................   13-14

Index to Exhibits ......................................................   15

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

  CHEMICAL
    Zep Manufacturing Company                   Chemical products,                Throughout the United
    Zep Manufacturing Company of Canada           primarily for maintenance,        States, Canada,
    Zep Europe                                    sanitation, and water             Puerto Rico, and
    Selig Chemical Industries                     treatment, including soaps,       western Europe.
    National Chemical                             detergents, waxes, and
                                                  disinfectants.

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

  INSULATION SERVICE
    North Bros. Co.                             Commercial, mechanical            Principally in the
    Precision Foam Fabricators                    industrial and institutional      southeastern United
                                                  insulation products, accessories  States.
                                                  and contracting services.



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

Competition

While each of the registrant's businesses is highly competitive, the competitive conditions and the registrant's relative position and market share vary widely from business to business. A limited number of the competitors of each division are large diversified companies, but most of the competitors of the principal divisions are smaller companies than the registrant. Such smaller companies frequently specialize in one industry or one geographic area, which in many instances increases the intensity of competition. Management believes that its Lighting Equipment segment is the largest manufacturer of lighting fixtures in the world and its Textile Rental segment is one of the largest such companies in the United States.

Raw Materials

There were no significant shortages of materials or components during the years ended August 31, 1996, 1995, and 1994. No one commodity or supplier provided a significant portion of the company's material requirements.

Total Employment

The registrant employs approximately 20,600 people.

Financial Information about Industry Segments

The financial information required by this item is included on page 29 of the company's annual report for the year ended August 31, 1996, under the caption "Business Segment Information" and is incorporated herein by reference.

ITEM 2. PROPERTIES

The general offices of the company are located in Atlanta, Georgia. Because of the diverse nature of the operations and the large number of individual locations, it is neither practical nor significant to describe all of the operating facilities owned or leased by the company. The following listing summarizes the significant facility categories by division:

                          Number of Facilities
Division                   Owned       Leased        Nature of Facilities

Lighting Equipment          7             4          Manufacturing plants
                            1             2          Distribution centers
                            -            17          Field warehouses

Textile Rental             63            16          Linen plants
                           17            47          Linen service centers
                            -             1          Distribution centers

Chemical                    9             4          Manufacturing plants
                           22            45          Distribution centers
                            -             2          Sales offices

Envelope                    6             4          Manufacturing plants
                            -             2          Warehouses
                            -             1          Sales office

Insulation Service          1             -          Fabrication plants
                           22            11          Warehouses


Corporate Office            1             -          Corporate headquarters


ITEM 3.  LEGAL PROCEEDINGS

The Registrant is neither a party to nor is its property subject to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended August 31, 1996.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is included on the inside back cover of the company's annual report for the year ended August 31, 1996, under the captions "Listing," "Shareholders of Record," and "Common Share Prices and Dividends per Share" and is incorporated here by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is included on pages 34 and 35 of the company's annual report for the year ended August 31, 1996, under the caption "Ten-Year Financial Summary" and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is included on pages 31 through 33 of the company's annual report for the year ended August 31, 1996, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

From time to time, the company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the company notes that a variety of factors could cause the company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the company's business include without limitation the following: (a) the uncertainty of general business and economic conditions, particularly the potential for a slow down in nonresidential construction awards; (b) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of increased pricing, sales force, and new products and improved customer service.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included on pages 18 through 30 of the company's annual report for the year ended August 31, 1996, under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Report of Independent Public Accountants" and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item, with respect to directors, is included on pages 2 and 3 under the caption "Information Concerning Nominees" of the company's proxy statement for the annual meeting of stockholders to be held January 8, 1997, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of the company are elected at the organizational meeting of the Board of Directors in January.



Name and age of each executive officer     Business experience of executive officers during the five
and positions held with the company        years ended August 31, 1996 and term in office

James S. Balloun, age 58                   Mr. Balloun was elected Chairman and Chief  Executive
Chairman, President, and                   Officer effective February, 1996 and assumed the role
Chief Executive Officer                    of President in October, 1996.  Previously, he served
and Director                               McKinsey & Company as a Director.

David Levy, age 59                         Mr. Levy was elected Executive Vice President,
Executive Vice President,                  Administration in October, 1992.  He served as Senior
Administration and Counsel                 Vice President, Secretary and Counsel from 1982 through
and Director                               September, 1992.

Brock A. Hattox, age 48                    Mr. Hattox was elected Executive Vice President and
Executive Vice President and               Chief Financial Officer effective September, 1996.
Chief Financial Officer                    Previously, he served McDermott International, Inc., as
                                           Chief Financial Officer since 1991, and President of the
                                           Engineering and Construction Group since 1995.

Stewart A. Searle III, age 45              Mr. Searle was elected Senior Vice President, Planning
Senior Vice President,                     and Development effective June, 1996.  Previously, he served
Planning and Development                   four years with Equifax as Senior Vice President of
                                           Development.  Prior to that, he served as a Principal at
                                           McKinsey & Company.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included on pages 4 through 13 under the captions "Compensation of Directors," "Other Information Concerning the Board and its Committees," "Compensation Committee Interlocks and Insider Participation," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises and Fiscal Year-End Option Values," "Employment Contracts, Severance Arrangements, and Other Agreements," and "Pension and Supplemental Retirement Benefits" of the company's proxy statement for the annual meeting of stockholders to be held January 8, 1997, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included on page 5 under the caption "Beneficial Ownership of the Corporation's Securities" of the company's proxy statement for the annual meeting of stockholders to be held January 8, 1997, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included on page 4 under the caption "Certain Transactions" of the company's proxy statement for the annual meeting of stockholders to be held January 8, 1997, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

     (1)  Financial Statements

          The company's 1996 Annual Report contains the consolidated balance sheets as of August 31, 1996 and 1995, the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1996, and the related report of Arthur Andersen LLP. The financial statements, incorporated herein by reference, include the following:

          Consolidated Balance Sheets - August 31, 1996 and 1995

          Consolidated Statements of Income for the years ended August 31, 1996, 1995, and 1994

          Consolidated Statements of Stockholders' Equity for the years ended August 31, 1996, 1995, and 1994

          Consolidated Statements of Cash Flows for the years ended August 31, 1996, 1995, and 1994

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

               3             Restated Certificate of Incorporation and  By-Laws

               4             Shareholder Rights Plan Adopted May 9, 1988

             10(i) Section 168 Agreement and Election dated as of April 9, 1982, between National Service Industries, Inc. and Oglethorpe Power Corporation

          10(iii)A           Management Contracts and Compensatory Arrangements:

                             (1) Directors' Deferred Compensation Plan

                             (2) Executives' Deferred Compensation Plan and Amendments

                             (3)  Restated and Amended  Supplemental  Retirement
                                  Plan for  Executives  of  National  Service
                                  Industries,  Inc.,  Amendments  and Appendices

                             (4) The National  Service  Industries,  Inc. Senior
                                 Management Benefit Plan and Amendments

          Reference No. from
          Reg. 229.601
            Item 601         Description of Exhibit


                             (5) Severance Protection Agreement between National
                                 Service Industries, Inc. and David Levy and Amendment

                             (6) Severance   Protection   Agreements   between
                                 National Service Industries, Inc. and
                                   (a) James S. Balloun
                                   (b) Stewart A. Searle III
                                 and Amendment

                             (7) Bonus  Letter   Agreements   between  National
                                 Service Industries, Inc. and
                                   (a) James S. Balloun
                                   (b) David Levy
                                   (c) Stewart A. Searle III
                                 and Supplemental Letter Agreement

                             (8) Long-Term Incentive Program and Amendment

                             (9) Incentive  Stock   Option  Agreements   between
                                 National Service Industries, Inc. and
                                   (a) D. Raymond Riddle
                                   (b) Don W. Hubble
                                   (c) David Levy
                                   (d) J. Robert Hipps
                                   (e) Stewart A. Searle III

                             (10)Nonqualified   Stock  Option  Agreement  for
                                 Corporate Officers between National Service
                                 Industries, Inc. and
                                   (a) James S. Balloun
                                   (b) D. Raymond Riddle
                                   (c) Don W. Hubble
                                   (d) David Levy
                                   (e) J. Robert Hipps

                             (11)Nonqualified   Stock  Option  Agreement  for
                                 Corporate  Officers  Effective  Beginning
                                 September 21, 1994 between National Service Industries, Inc. and
                                   (a) D. Raymond Riddle
                                   (b) Don W. Hubble
                                   (c) David Levy

                             (12)Benefits   Protection   Trust  Agreement  and
                                 Amendments

                             (13)Executive   Benefits   Trust   Agreement  and
                                 Amendment

                             (14)Consulting  Agreement between National Service
                                 Industries, Inc. and Erwin Zaban and Amendment

                             (15)1992 Nonemployee  Directors' Stock Option Plan
                                 Effective September 16, 1992

                             (16)Nonemployee  Directors' Stock Option  Agreement
                                 between National Service Industries, Inc. and
                                   (a)      John L. Clendenin
                                   (b)      Robert M. Holder, Jr.
                                   (c)      F. Ross Johnson
                                   (d)      James C. Kennedy
                                   (e)      Donald R. Keough
                                   (f)      Bryan D. Langton
                                   (g)      Bernard Marcus
                                   (h)      John G. Medlin, Jr.
                                   (i)      Dr. Betty L. Siegel
                                   (j)      Erwin Zaban

          Reference No. from
          Reg. 229.601
            Item 601         Description of Exhibit


                             (17)National  Service  Industries,  Inc.  Executive
                                 Savings Plan Effective September 1, 1994 and
                                 Amendment

                             (18)National Service  Industries,  Inc.  Management
                                 Compensation and Incentive Plan Effective
                                 September 1, 1994

                             (19)Split-Dollar  Agreement among National Service
                                 Industries,  Inc., D. Raymond  Riddle,  and
                                 Wachovia Bank of Georgia N.A. Dated January 4, 1993 and Amendment

                             (20)Letter  Agreement  between  National  Service
                                 Industries, Inc. and D. Raymond Riddle Dated
                                 March 28, 1995

                             (21)Consulting  Agreement  between National Service
                                 Industries, Inc. and D. Raymond Riddle

                             (22)Letter  Agreement  between  National  Service
                                 Industries, Inc. and D. Raymond Riddle, Dated April 10, 1995

                             (23)Employment  Letter Agreement  between National
                                 Service Industries, Inc. and James S. Balloun, Dated February 1, 1996

                             (24)Severance  Agreement  between National Service
                                 Industries, Inc. and J. Robert Hipps, Dated May 14, 1996

                             (25)Letter  Agreement  between  National  Service
                                 Industries, Inc. and J. Robert Hipps, Dated May 24, 1996

                             (26)National Service Industries,  Inc. Nonemployee
                                 Director Deferred Stock Unit Plan, Effective
                                 June 1, 1996

                             (27)Severance  Agreement  between National Service
                                 Industries, Inc. and Don W. Hubble, Dated July 22, 1996

                             (28)Employment  Letter Agreement  between National
                                 Service Industries, Inc. and Brock A. Hattox, Dated August 26, 1996

               11             Computations of Net Income per Share of Common
                              Stock

               13 Information Incorporated by Reference from Annual Report for the Year Ended August 31, 1996

               21             List of Subsidiaries

               23             Consent of Independent Public Accountants

               24             Powers of Attorney

          Reference No. from
          Reg. 229.601
            Item 601         Description of Exhibit


               27             (1) Financial Data Schedule for the Year Ended
                                  August 31, 1996

                              (2) Restated Financial Data Schedule for the
                                  Quarter Ended May 31, 1996

                              (3) Restated Financial Data Schedule for the
                                  Quarter Ended February 29, 1996

                              (4) Restated Financial Data Schedule for the
                                  Quarter Ended November 30, 1995

                              (5) Restated Financial Data Schedule for the Year
                                  Ended August 31, 1995

                              (6) Restated Financial Data Schedule for the
                                  Quarter Ended May 31, 1995

                              (7) Restated Financial Data Schedule for the
                                  Quarter Ended February 28, 1995

                              (8) Restated Financial Data Schedule for the
                                  Quarter Ended November 30, 1994

                              (9) Restated Financial Data Schedule for the Year
                                  Ended August 31, 1994

(b) No reports on Form 8-K were filed for the three months ended August 31, 1996.

(c) Exhibits 2, 12, 18, 22, and 28 have been omitted because they are not applicable.

(d) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NATIONAL SERVICE INDUSTRIES, INC.




 Date: November 26, 1996             By:  /s/ Kenyon W. Murphy
                                          Vice President, Secretary, and
                                          Associate Counsel


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                Title

   James S. Balloun*         Chairman, President and
                             Chief Executive Officer

   Brock A. Hattox*          Executive Vice President and
                             Chief Financial Officer

   Mark R. Bachmann*         Vice President and Controller

   John L. Clendenin*        Director

   Robert M. Holder, Jr.*    Director

   F. Ross Johnson*          Director

   James C. Kennedy*         Director                      - November 20, 1996

   Donald R. Keough*         Director

   Bryan D. Langton*         Director

   David Levy*               Director

   Bernard Marcus*           Director

   John G. Medlin, Jr.*      Director

   D. Raymond Riddle*        Director

   Herman J. Russell*        Director

   Dr. Betty L. Siegel*      Director

   Erwin Zaban*              Director


*By:    /s/ David Levy       Attorney-in-Fact
          David Levy

                               Arthur Andersen LLP

                                Atlanta, Georgia




              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To National Service Industries, Inc.:


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in NATIONAL SERVICE INDUSTRIES, INC. and subsidiaries' annual report to stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated October 21, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 in this Form 10-K is the responsibility of the company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Atlanta, Georgia
October 21, 1996

SCHEDULE II

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED AUGUST 31, 1996, 1995, AND 1994
                                 (In thousands)


                                       Balance at       Additions Charged to                      Balance at
                                       Beginning        Costs and     Other                          End
             Description               of Period        Expenses    Accounts(1)  Deductions(2)    of Period

YEAR ENDED AUGUST 31, 1996:
  Deducted in the balance sheet
    from the asset to which it applies-
      Reserve for doubtful accounts....  $6,467         $2,708         $(964)        $2,404         $5,807



YEAR ENDED AUGUST 31, 1995:
  Deducted in the balance sheet
    from the asset to which it applies-
      Reserve for doubtful accounts....  $7,385         $3,170         $(384)        $3,704         $6,467



YEAR ENDED AUGUST 31, 1994:
  Deducted in the balance sheet
    from the asset to which it applies-
      Reserve for doubtful accounts....  $7,170         $2,804         $ 923         $3,512         $7,385





(1) Recoveries credited to reserve, reserves recorded in acquisitions, and reserves removed in sale of businesses.
(2)  Uncollectible accounts written off.

                                                                         Page 15

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

                    - By-Laws as Amended and Restated  June 21, 1989            Reference is made to Exhibit 3 of registrant's
                                                                                Form 10-K for the fiscal year ended August
                                                                                31, 1989, which is incorporated herein by
                                                                                reference.

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

EXHIBIT 10(iii)A    Management Contracts and Compensatory Arrangements:

                    (1)-Director's Deferred Compensation Plan                   Reference is made to Exhibit 10(iii)A (b) of
                                                                                registrant's Form 10-K for the fiscal year
                                                                                ended August 31, 1982, which is incorporated
                                                                                herein by reference.

                    (2)- (a)Executives' Deferred Compensation Plan              Reference is made to Exhibit 19 of registrant's
                                                                                Form 10-K for the fiscal year ended August 31,
                                                                                1982, which incorporated herein by reference.

                         (b)First Amendment To Executives'                      Reference is made to Exhibit 10(iii)A (b)-(ii)
                         Deferred Compensation Plan, Dated                      of registrant's Form 10-K for the fiscal year
                         September 21, 1989                                     ended August 31, 1989, which is incorporated
                                                                                herein by reference.

                         (c)Second Amendment to Executives'                     Reference is made to Exhibit 10(iii)A (a) of
                         Deferred Compensation Plan,                            registrant's Form 10-Q for the quarter ended
                         Effective as of September 1, 1994.                     November 30, 1994, which is incorporated
                                                                                herein by reference.

                         (d)Amendment No. 3 to Executives'
                         Deferred Compensation Plan dated
                         August 31, 1996                                        21

                    (3)- (a)Restated and Amended Supplemental                   Reference is made to Exhibit 10(iii)A (c)-(i)
                         Retirement Plan for Executives of National             of registrant's Form 10-K for the fiscal year
                         Service Industries, Inc. (Supplemental                 ended August 31, 1993, which is incorporated
                         Pension Plan)                                          herein by reference.

                         (b)Amendment to Restated and Amended                   Reference is made to Exhibit 10(iii)A (a) of
                         Supplemental Retirement Plan for Executives            registrant's Form 10-Q for the quarter ended
                         of National Service Industries, Inc.                   February 28, 1994, which is incorporated
                         (Supplemental Pension Plan)                            herein by reference.

                         (c)Appendix B to Restated and Amended                  Reference is made to Exhibit 10iii)A(e) of
                         Supplemental Retirement Plan for Executives of         registrant's Form 10-Q for the quarter ended
                         National Service Industries, Inc. (Supplemental        February 29, 1996, which is incorporated herein
                         Pension Plan), Effective February 1, 1996              by reference.


Page 16
                               INDEX TO EXHIBITS

                                                                                Page No.

                         (d)Appendix C to Restated and Amended                  Reference is made to Exhibit 10iii)A(d) of
                         Supplemental Retirement Plan for Executives of         registrant's Form 10-Q for the quarter ended
                         National Service Industries, Inc. (Supplemental        May 31, 1996, which is incorporated herein
                         Pension Plan), Effective May 31, 1996                  by reference.

                         (e) Amendment No. 2 to Restated and Amended
                         Supplemental Retirement Plan for Executives of
                         Naitonal Service Industries, Inc. (Supplemental
                         Pension Plan) Dated August 31, 1996                    24

                    (4)- (a) The National Service Industries, Inc.              Reference is made to Exhibit 10(iii)A (f) of
                         Senior Management Benefit Plan, Dated                  registrant's Form 10-K for the fiscal year
                         August 15, 1985                                        ended August 31, 1985, which is incorporated
                                                                                herein by reference.

                         (b)First Amendment to National  Service                Reference is made to Exhibit 10(iii)A (e)-(ii)
                         Industries, Inc. Senior Management Benefit             of registrant's Form 10-K for the fiscal year
                         Plan,  Dated September 21, 1989                        ended August 31, 1989, which is incorporated
                                                                                herein by reference.

                         (c)Amendment No. 2  to National Service                Reference is made to Exhibit 10(iii)A (d)(iii) of
                         Industries, Inc. Senior Management Benefit             registrant's Form 10-K for the fiscal year
                         Plan,  Dated September 16, 1994                        ended August 31, 1994, which is incorporated
                                                                                herein by reference.
                         (d)Amendment No. 3 to National Service
                         Industries, Inc. Senior Management Benefit
                         Plan, Dated August 31, 1996                            27

                    (5)- (a)Severance Protection Agreement between              Reference is made to Exhibit 10(iii)A (h) of
                         National Service Industries, Inc. and David            registrant's Form 10-K for the fiscal year
                         Levy                                                   ended August 31, 1989, which is incorporated
                                                                                herein by reference.

                         (b)Amendment to Severance Protection
                         Agreement between National Service Industries,
                         Inc. and David Levy, Dated August 31, 1996             30

                    (6)- (a)Severance Protection Agreements between             Reference is made to Exhibit 10(iii)A (c) of
                         National Service Industries, Inc. and                  registrant's Form 10-Q for the quarter
                         (i)      James S. Balloun (February 1, 1996)           ended February 29, 1996, which is incorporated
                         (ii)     Stewart A. Searle III (June 19, 1996)         herein by reference.

                         (b)Amendment to Severance Protection
                         Agreements, Dated August 31, 1996                      30

                    (7)- (a)Bonus Letter Agreements between                     Reference is made to Exhibit 10(iii)A (j) of
                         National Service Industries, Inc. and                  registrant's Form 10-K for the fiscal year
                         (i)      James S. Balloun (February 1, 1996)           ended August 31, 1989 and to Exhibit 10(iii)A(d)
                         (ii)     David Levy (October 1, 1989)                  of the registrant's Form 10-Q for the quarter
                         (iii)    Stewart A. Searle III (June 19, 1996)         ended February 29, 1996, which are incorporated
                                                                                herein by reference.
                         (b)Supplemental Letter Agreement, Dated
                         August 31, 1996                                        35


                                                                         Page 17
                               INDEX TO EXHIBITS

                                                                                Page No.

                    (8)- (a)Long-Term Incentive Program,  Dated                 Reference is made to Exhibit 10(iii)A (k) of
                         September 20, 1989                                     registrant's Form 10-K for the fiscal year
                                                                                ended August 31, 1989, which is incorporated
                                                                                herein by reference.

                         (b)Amendment No. 1  to Long-Term                       Reference is made to Exhibit 10(iii)A (h)(ii) of
                         Incentive Program,  Dated September 21,                registrant's Form 10-K for the fiscal year
                         1994                                                   ended August 31, 1994, which is incorporated
                                                                                herein by reference.

                    (9)- Incentive Stock Option Agreements between              Reference is made to Exhibit 10(iii)A (l) of
                         National Service Industries, Inc., and                 registrant's Form 10-K for the fiscal year
                         (a)      D. Raymond Riddle                             ended August 31, 1989, which is incorporated
                         (b)      Don W. Hubble                                 herein by reference.
                         (c)      David Levy
                         (d)      J. Robert Hipps
                         (e)      Stewart A. Searle III

                    (10)-Nonqualified Stock Option Agreement for                Reference is made to Exhibit 10(iii)A (j) of
                         Corporate Officers between National Service            registrant's Form 10-K for the fiscal year
                         Industries, Inc. and                                   ended August 31, 1992, which is incorporated
                         (a)      James S. Balloun                              herein by reference.
                         (b)      D. Raymond Riddle
                         (c)      Don W. Hubble
                         (d)      David Levy
                         (e)      J. Robert Hipps

                    (11)-Nonqualified Stock Option Agreement for                Reference is made to Exhibit 10(iii)A (k) of
                         Corporate Officers Effective Beginning                 registrant's Form 10-K for the fiscal year
                         September 21, 1994 between National                    ended August 31, 1994, which is incorporated
                         Service Industries, Inc. and                           herein by reference.
                         (a)      D. Raymond Riddle
                         (b)      Don W. Hubble
                         (c)      David Levy

                    (12)-(a)Benefits Protection Trust Agreement Dated           Reference is made to Exhibit 10(iii)A (n) of
                         July 5, 1990,  between National Service Indus-         registrant's Form 10-K for the fiscal year
                         tries, Inc. and Wachovia Bank  and Trust               ended August 31, 1990, which is incorporated
                         Company                                                herein by reference.

                         (b)Amended Schedule 1 of Benefits                      Reference is made to Exhibit 10(iii)A (k)-(ii) of
                         Protection Trust Agreement between                     registrant's Form 10-K for the fiscal year
                         National Service Industries, Inc. and                  ended August 31, 1993, which is incorporated
                         Wachovia Bank and Trust Company                        herein by reference.
                         Dated September 15, 1993

                         (c)Amendment to Benefits Protection Trust
                         Agreement between National Service Industries,
                         Inc. and Wachovia Bank and Trust Company
                         and Adoption, Dated August 31, 1996                    36

                    (13)-(a)Executive Benefits Trust Agreement Dated            Reference is made to Exhibit 10(iii)A (o) of
                         July 5, 1990, between National Service Indus-          registrant's Form 10-K for the fiscal year
                         tries, Inc. and Wachovia Bank  and Trust               ended August 31, 1990, which is incorporated
                         Company                                                herein by reference.


                                INDEX TO EXHIBITS

                                                                                Page No.

                    (13)-(b)Amendment to Executive Benefits Trust
                         Agreement between National Service Industries,
                         Inc. and Wachovia Bank and Trust Company
                          and Adoption. Dated August 31, 1996                   39

                    (14)-(a)Consulting Agreement between  National              Reference is made to Exhibit 10(iii)A of
                         Service Industries, Inc. and Erwin Zaban,              registrant's Form 10-Q for the quarter ended
                         Dated December 30, 1991                                November 30, 1991, which is incorporated
                                                                                herein by reference.

                         (b)Letter Agreement Dated March 21, 1996               Reference is made to Exhibit 10iii)A(a) of
                         amending the Consulting Agreement between              registrant's Form 10-Q for the quarter ended
                         National Service Industries, Inc. and Erwin            May 31, 1996, which is incorporated herein
                         Zaban, Dated December 31, 1991                         by reference.

                    (15)-1992 Nonemployee Directors' Stock Option               Reference is made to Exhibit 10(iii)A (o) of
                         Plan Effective September 16, 1992                      registrant's Form 10-K for the fiscal year
                                                                                ended August 31, 1992, which is incorporated
                                                                                herein by reference.

                    (16)-Nonemployee Directors' Stock Option                    Reference is made to Exhibit 10(iii)A (q) of
                         Agreement between National Service                     registrant's Form 10-K for the fiscal year
                         Industries, Inc. and                                   ended August 31, 1994, which is incorporated
                         (a)      John L. Clendenin                             herein by reference.
                         (b)      Robert M. Holder, Jr.
                         (c)      F. Ross Johnson
                         (d)      James C. Kennedy
                         (e)      Donald R. Keough
                         (f)      Bryan D. Langton
                         (g)      Bernard Marcus
                         (h)      John G. Medlin, Jr.
                         (i)      Dr. Betty L. Siegel
                         (j)      Erwin Zaban

                    (17)-(a)National Service Industries, Inc. Executive         Reference is made to Exhibit 10(iii)A (s) of
                         Savings Plan Effective September 1, 1994               registrant's Form 10-K for the fiscal year
                                                                                ended August 31, 1994, which is incorporated
                                                                                herein by reference.

                         (b)Amendment No. 1 to National Service
                         Industries, Inc. Executive Savings Plan, Dated
                         August 31, 1996.                                       42

                    (18)-(a)National Service Industries, Inc. Management        Reference is made to Exhibit 10(iii)A (t) of
                         Compensation and Incentive Plan Effective              registrant's Form 10-K for the fiscal year
                         September 1, 1994                                      ended August 31, 1994, which is incorporated
                                                                                herein by reference.

                    (19)-(a)Split-Dollar Agreement among National               Reference is made to Exhibit 10(iii)A (a)(i) of
                         Service Industries, Inc., D. Raymond Riddle,           registrant's Form 10-Q for the quarter ended
                         and Wachovia Bank of Georgia, N.A. dated               February 28, 1995, which is incorporated
                         January 4, 1993                                        herein by reference.

                         (b)First Amendment to Split-Dollar Agreement           Reference is made to Exhibit 10(iii)A (a)(ii) of
                         among National Service Industries, Inc.,               registrant's Form 10-Q for the quarter ended
                         D. Raymond Riddle, and Wachovia Bank                   February 28, 1995, which is incorporated
                         of Georgia, N.A. effective March 30, 1995              herein by reference.




                                INDEX TO EXHIBITS

                                                                                Page No.

                    (20)-(a)Letter Agreement between National Service           Reference is made to Exhibit 10(iii)A (b) of
                         Industries, Inc. and D. Raymond Riddle dated           registrant's Form 10-Q for the quarter ended
                         March 28, 1995, amending as of September 21,           February 28, 1995, which is incorporated
                         1994 the Incentive Stock Option Agreement              herein by reference.
                         dated January 6, 1993, the Nonqualified Stock
                         Option Agreement dated January 6, 1993, and
                         the Nonqualified Stock Option Agreement dated
                         September 15, 1993 between National Service
                         Industries, Inc. and D. Raymond Riddle

                    (21)-(a)Consulting Agreement between National Service       Reference is made to Exhibit 10(iii)A (c) of
                         Industries, Inc. and D. Raymond Riddle dated           registrant's Form 10-Q for the quarter ended
                         March 30, 1995                                         February 28, 1995, which is incorporated
                                                                                herein by reference.

                    (22)-(a)Letter Agreement between National Service           Reference is made to Exhibit 10(iii)A (d) of
                         Industries, Inc. and D. Raymond Riddle dated           registrant's Form 10-Q for the quarter ended
                         April 10, 1995, amending as of March 15, 1995 the      February 28, 1995, which is incorporated
                         Incentive Stock Option Agreement dated January         herein by reference.
                         6, 1993, the Nonqualified Stock Option
                         Agreement dated January 6, 1993, the
                         Nonqualified Stock Option Agreement dated
                         September 15, 1993, and the Nonqualified Stock
                         Option Agreement dated September 21, 1994
                         between National Services Industries, Inc. and
                         D. Raymond Riddle

                    (23)-(a)Employment Letter Agreement between                 Reference is made to Exhibit 10iii)A(a) of
                         National Service Industries, Inc. and James S.         registrant's Form 10-Q for the quarter ended
                         Balloun, Dated February 1, 1996 (a confidential        February 29, 1996, which is incorporated herein
                         portion of which has been omitted and filed            by reference.
                         separately with the Securities and Exchange
                         Commission)

                    (24)-(a)Severance Agreement between National                Reference is made to Exhibit 10iii)A(b) of
                         Service Industries, Inc. and J. Robert Hipps,          registrant's Form 10-Q for the quarter ended
                         Dated May 14, 1996                                     May 31, 1996, which is incorporated herein
                                                                                by reference.

                    (25)-(a)Letter Agreement between National Service           Reference is made to Exhibit 10iii)A(c) of
                         Industries, Inc. and J. Robert Hipps Dated May         registrant's Form 10-Q for the quarter ended
                         24, 1996, amending as of that date the Incentive       May 31, 1996, which is incorporated herein
                         Stock Option Agreement Dated September 19,             by reference.
                         1990; the Incentive Stock Option Agreement
                         Dated December 18, 1991; the Incentive Stock
                         Option Agreement Dated September 16, 1992:
                         the Nonqualified Stock Option Agreement Dated
                         September 16, 1992; the Incentive Stock Option
                         Agreement Dated September 15, 1993; the
                         Nonqualified Stock Option Agreement Dated
                         September 15, 1993; the Nonqualified Stock
                         Option Agreement Dated September 21, 1994;
                         and the Nonqualified Stock Option Agreement
                         Dated September 20, 1995




                                INDEX TO EXHIBITS

                                                                                Page No.

                    (26)-(a)National Service Industries, Inc.
                         Nonemployee Director Deferred Stock Unit Plan,
                         Effective June 1, 1996                                 45

                    (27)-(a)Severance Agreement between National
                         Service Industries, Inc. and Don W. Hubble,
                         Dated July 22, 1996                                    50

                    (28)-(a)Employment Letter Agreement between
                         National Service Industries, Inc. and Brock A.
                         Hattox, Dated August 26, 1996                          53

EXHIBIT 11           - Computations of Net Income per Share of                  57
                       Common Stock

EXHIBIT 13          -  Information Incorporated by Reference from
                       Annual Report for the Year Ended August 31,
                       1996                                                     58

EXHIBIT 21          -  List of Subsidiaries                                     77

EXHIBIT 23          -  Consent of Independent Public Accountants                78

EXHIBIT 24          -  Powers of Attorney                                       79

EXHIBIT 27  -       (1) Financial Data Schedule for the Year
                        Ended August 31, 1996                                   92

                    (2) Restated Financial Data Schedule for the
                        Quarter Ended May 31, 1996                              93

                    (3) Restated Financial Data Schedule for the
                        Quarter Ended February 29, 1996                         94

                    (4) Restated Financial Data Schedule for the
                        Quarter Ended November 30, 1995                         95

                    (5) Restated Financial Data Schedule for the
                        Year Ended August 31, 1995                              96

                    (6) Restated Financial Data Schedule for the
                        Quarter Ended May 31, 1995                              97

                    (7) Restated Financial Data Schedule for the
                        Quarter Ended February 28, 1995                         98

                    (8) Restated Financial Data Schedule for the
                        Quarter Ended November 30, 1994                         99

                    (9) Restated Financial Data Schedule for the
                        Year Ended August 31, 1994                              100

