Form 10-Q
period 1996-11-30
NATIONAL SERVICE INDUSTRIES INC
filed 1997-01-14
CIK 70538

Page 1 of 96
                            Exhibit Index on Page 11

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



    For quarter ended November 30, 1996     Commission file number 1-3208



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

      Yes -             X                         No -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate issuers).

Common Stock - $1.00 Par Value - 45,339,395 shares as of December 31, 1996.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                     Page No.

PART I.  FINANCIAL INFORMATION

         CONSOLIDATED BALANCE SHEETS -
                  NOVEMBER 30, 1996 AND AUGUST 31, 1996                 3

         CONSOLIDATED STATEMENTS OF INCOME -
                  THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995         4

         CONSOLIDATED STATEMENTS OF CASH FLOWS -
                  THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995         5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     6

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS        7-8

PART II.  OTHER INFORMATION

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                       9

SIGNATURES                                                             10

EXHIBIT INDEX                                                          11

                                                                          Page 3
               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)

                                                        November 30,  August 31,
                                                            1996         1996
ASSETS                                                   (Unaudited)
Current Assets:
  Cash and cash equivalents ...........................  $   50,850   $   58,662
  Short-term investments ..............................         551          551
   Receivables, less reserves for doubtful
     accounts of $6,891 at November 30, 1996
     and $5,807 at August 31, 1996 ....................     268,328      269,971
   Inventories, at the lower of cost (on a
     first-in, first-out basis) or market .............     171,662      169,813
   Linens in service, net of amortization .............      96,290       97,710
  Deferred income taxes ...............................       4,719        2,152
  Prepayments .........................................      11,449        7,522
    Total Current Assets ..............................     603,849      606,381

 Property, Plant, and Equipment, at cost:
  Land ................................................      28,904       29,062
  Buildings and leasehold improvements ................     191,608      194,219
  Machinery and equipment .............................     533,716      542,056
     Total Property, Plant, and Equipment .............     754,228      765,337
  Less - Accumulated depreciation and
    amortization ......................................     400,701      407,941
       Property, Plant, and Equipment - net ...........     353,527      357,396

Other Assets:
  Goodwill and other intangibles ......................      87,888       89,427
  Other ...............................................      40,462       41,442
    Total Other Assets ................................     128,350      130,869
      Total Assets ....................................  $1,085,726   $1,094,646


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt ................  $       47   $       46
  Notes payable .......................................       6,474        6,696
  Accounts payable ....................................      77,159       79,851
   Accrued salaries, commissions, and bonuses .........      38,951       42,788
  Current portion of self insurance reserves ..........      15,909       15,396
  Other accrued liabilities ...........................      72,041       52,649
    Total Current Liabilities .........................     210,581      197,426

 Long-Term Debt, less current maturities ..............      24,889       24,920
Deferred Income Taxes .................................      62,164       63,347
 Self Insurance Reserves, less current portion ........      63,369       63,369
Other Long-Term Liabilities ...........................      28,408       27,576

Stockholders' Equity:
   Series A participating preferred stock, $.05 stated
      value, 500,000 shares authorized, none issued
   Preferred stock, no par value, 500,000 shares
      authorized, none issued
   Common stock, $1 par value, 80,000,000 shares
     authorized, 57,918,978 shares issued at November
     30, 1996 and August 31, 1996 .....................      57,919       57,919
  Paid-in capital .....................................      11,681       11,021
  Retained earnings ...................................     803,103      791,367
                                                            872,703      860,307
   Less - Treasury stock, at cost (12,391,884 shares at
     November 30, 1996 and 11,447,036 shares at August
     31, 1996) ........................................     176,388      142,299
        Total Stockholders' Equity ....................     696,315      718,008

          Total Liabilities and Stockholders' Equity ..  $1,085,726   $1,094,646


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
              (Dollar amounts in thousands, except per-share data)


                                                           THREE MONTHS ENDED
                                                               NOVEMBER 30
                                                           1996          1995

Sales and Service Revenues:
  Net sales of products ...........................     $ 381,763     $ 359,842
  Service revenues ................................       130,130       132,708
    Total Revenues ................................       511,893       492,550

Costs and Expenses:
  Cost of products sold ...........................       236,604       227,439
  Cost of services ................................        75,578        74,364
  Selling and administrative expenses .............       158,382       152,220
  Interest expense ................................         1,341         1,242
   Other expense, net .............................           648           190
    Total Costs and Expenses ......................       472,553       455,455


Income before Provision for Income Taxes ..........        39,340        37,095

Provision for (Benefit from) Income Taxes:
  Current .........................................        14,506        14,227
  Deferred ........................................          --            (401)
                                                           14,506        13,826

Net Income ........................................     $  24,834     $  23,269


Per Share:
  Net income ......................................     $     .54     $     .48

  Cash dividends ..................................     $     .29     $     .28


Weighted Average Number of Shares
  Outstanding (thousands) .........................        45,957        48,343







The accompanying notes to consolidated financial statements are an integral part of these statements.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                          (Dollar amounts in thousands)
                                                             THREE MONTHS ENDED
                                                                 NOVEMBER 30
                                                              1996        1995
Cash Provided by (Used for) Operating Activities:
  Net income ...........................................   $ 24,834    $ 23,269
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ....................     14,832      14,394
      Provision for losses on accounts receivable ......      1,254       1,161
       Loss (gain) on the sale of property, plant,
       and equipment ...................................       (222)       (932)
      Loss (gain) on the sale of business ..............       (401)         63
      Change in noncurrent deferred income taxes .......       --          (401)
      Change in assets and liabilities net of effect
        of acquisitions-
          Receivables ..................................        888       9,518
          Inventories and linens in service, net .......     (1,408)     (5,824)
          Current deferred income taxes ................     (2,568)        896
          Prepayments and other ........................     (3,985)     (4,127)
          Accounts payable and accrued liabilities .....     12,690      (2,694)
          Changes in self-insurance reserves and other
          long-term liabilities ........................        832         484
            Net Cash Provided by Operating Activities ..     46,746      35,807

Cash Provided by (Used for) Investing Activities:
  Change in short-term investments .....................       --         1,049
   Purchase of property, plant, and equipment ..........     (9,830)    (14,338)
   Sale of property, plant, and equipment ..............      1,816       1,548
   Sale of business ....................................      1,989        --
   Acquisitions, net of cash acquired ..................     (1,876)       (278)
   Change in other assets ..............................        687       1,154
    Net Cash Used for Investing Activities .............     (7,214)    (10,865)

Cash Provided by (Used for) Financing Activities:
  Repayment of long-term debt ..........................        (30)        (35)
  Recovery of investment in tax benefits ...............        397         430
  Deferred income taxes from investment in tax benefits      (1,183)     (1,068)
  Issuance (purchase) of treasury stock ................    (33,429)      1,590
  Cash dividends paid ..................................    (13,435)    (13,538)
    Net Cash Used for Financing Activities .............    (47,680)    (12,621)
Effect of Exchange Rate Changes on Cash ................        336         846

Net Change in Cash and Cash Equivalents ................     (7,812)     13,167

Cash and Cash Equivalents at Beginning of Year .........     58,662      79,402

Cash and Cash Equivalents at End of Period .............   $ 50,850    $ 92,569


Supplemental Cash Flow Information:
  Income taxes paid during the period ..................   $  7,035    $ 12,330
  Interest paid during the period ......................      1,238       1,031

Noncash Investing and Financing Activities:
  Noncash aspects of sale of business -
    Receivables  incurred ..............................   $   (347)   $   --
    Liabilities assumed (removed) ......................        (10)

Noncash Aspects of Acquisitions:
  Liabilities assumed or incurred ......................   $   (300)   $   --
  Treasury stock issued (returned) .....................       --          --



The accompanying notes to consolidated financial statements are an integral part of these statements.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.  BASIS OF PRESENTATION:

The interim consolidated financial statements included herein have been prepared by the company without audit and the condensed consolidated balance sheet as of August 31, 1996 has been derived from audited statements. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of November 30, 1996, the consolidated results of operations for the three months ended November 30, 1996 and 1995, and the consolidated cash flows for the three months ended November 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996.

The results of operations for the three months ended November 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year because the company's revenues and income are generally higher in the second half of its fiscal year and because of the uncertainty of general business conditions.


2.  BUSINESS SEGMENT INFORMATION:

                                          Three Months Ended November 30
                                   Sales and Service
                                        Revenues              Operating Profit
                                    1996        1995          1996        1995
                                                   (In thousands)
Lighting Equipment ...........  $ 227,447    $ 208,278    $  21,372   $  16,378
Textile Rental ...............    130,130      132,708        8,137       9,753
Chemical .....................     95,482       92,107       10,923       9,705
Envelopes ....................     31,351       29,483        2,113       2,116
Other ........................     27,483       29,974        1,579         974
                                $ 511,893    $ 492,550       44,124      38,926
Corporate ....................                               (4,134)     (1,573)
Interest expense, net ........                                 (650)       (258)
Total ........................                            $  39,340   $  37,095


3. INVENTORIES:

Major classes of inventory as of November 30, 1996 and August 31, 1996 were as follows:
                                                     November 30,     August 31,
                                                         1996            1996
                                                            (In thousands)
Raw Materials and Supplies ...................         $ 71,799         $ 73,236
Work-in-Process ..............................            8,882            9,679
Finished Goods ...............................           90,981           86,898
     Total ...................................         $171,662         $169,813


4.  ACCOUNTING STANDARDS ADOPTED

During the first quarter of fiscal 1997, the company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain intangibles be reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. During the quarter ended November 30, 1996, there were no circumstances indicating impairment of assets.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The  following   discussion   should  be  read  in  conjunction   with  the
consolidated financial statements and related notes.


Financial Condition

     National Service Industries continued in strong financial condition at November 30, 1996. Net working capital was $393.3 million, compared with $409.0 million at August 31, 1996, and the current ratio was 2.9, compared with 3.1 at year end. Cash and short-term investments were $51.4 million compared with $59.2 million at August 31. For the first quarter, the company invested $11.7 million in capital expenditures and acquisitions. The percent of debt to total capitalization was 4.3 percent, up slightly from 4.2 percent at August 31. Cash provided by operating activities was $46.7 million, up from $35.8 million for the first quarter last year.

     Capital expenditures, exclusive of acquisition spending, were $9.8 million for the first quarter this year and $14.3 million for the same period a year ago. In both periods, the lighting equipment segment invested in facilities improvements, equipment replacements, process improvements, and tooling for new products while textile rental segment spending consisted primarily of improvement of facilities and replacement of equipment and vehicles.

     Current year acquisition spending of $1.9 million was primarily the result of the chemical segment's purchase of an Ohio-based chemical products company. Acquisition spending was minimal in the prior-year period.

     During  the  quarter,   the  textile   rental  segment   divested   several
non-strategic businesses, generating cash of $2.0 million. There were no divestitures during the prior-year first quarter.

     Dividend payments totaled $13.4 million, or 29 cents per share, compared with $13.5 million, or 28 cents per share, for the prior-year period. Effective January, 1997, the regular quarterly dividend rate was increased 3.4 percent to 30 cents per share, or an annual rate of $1.20 per share. During the quarter, the company repurchased 1.0 million of its common shares. The Board has clarified that the standing authority is to reduce outstanding shares by 2.0 million per year. The company expects to repurchase the remaining 1.0 million shares during the second fiscal quarter.

     For the periods presented, capital expenditures, working capital needs, dividends, acquisitions, and share repurchases were financed primarily with internally generated funds. European operations were supplemented by short-term borrowings in the European market. Contractual commitments for capital and acquisition spending during the coming twelve months total $13 million. For the current fiscal year, the company expects actual capital expenditures to be somewhat higher than levels of recent years, which, excluding acquisition spending, were $66 million in 1996, $59 million in 1995, and $43 million in 1994. Late in fiscal 1996, the company negotiated a $250 million multi-currency committed credit facility, of which $187.5 million has been provided through domestic banks and $62.5 million through foreign banks. The company has complimentary lines of credit totaling $132 million, of which $110 million has been provided domestically and $22 million is available on a multi-currency basis primarily from a European bank. Current liquid assets, internally generated funds, and the available credit are expected to meet most of the anticipated general operating cash requirements for the next twelve months.


Results of Operations

     National Service Industries' earnings per share for the first quarter ended November 30, 1996 increased 12.3 percent to 54 cents compared with the same quarter a year ago. Sales for the quarter increased 3.9 percent to $512 million. Net income of $24.8 million was 6.7 percent higher than the $23.3 million reported in last year's first quarter. First quarter 1997 pretax earnings included gains of $0.5 million on asset sales, compared with $0.7 million in 1996, and a $1.8 million reduction in self insurance reserves due to improved 1995 workers' compensation claims experience. Earnings per share increased at a greater rate of 12.3 percent due to 2.4 million fewer average shares outstanding compared to the first quarter a year ago.

     The lighting equipment segment grew sales by 9.2 percent to $227 million from $208 million the prior year. The stronger sales increase is attributable to higher non-residential construction awards. Operating income advanced 30.5 percent to 9.4 percent of revenues, compared with 7.9 percent the year earlier, due to higher volume, favorable product mix, and lower manufacturing costs.

     Sales in the textile rental segment were down 1.9 percent from $133 million to $130 million as a result of previously divested plants. Operating income declined 16.6 percent to $8.1 million. Operating income included gains of $0.5 million on asset sales and a $1.1 million reduction in self insurance reserves due to improved 1995 workers' compensations claims experience. In 1996 operating income included $0.7 million in gains on asset sales. Although the performance of this segment continues to be disappointing, progress has been made in improving customer retention and pricing. Costs associated with merchandise placed in service, plant operations and customer service programs increased due to planned retention and quality initiatives. During the quarter the segment consolidated three branches, sold one facility and three idle properties, and reduced personnel at its headquarters and field operations.

     Chemical segment sales advanced 3.7 percent to $95 million from $92 million the prior year. Operating income grew 12.6 percent to 11.4 percent of revenues from 10.5 percent the prior-year period. The gains resulted from improved domestic volume, lower costs, and stronger international performance.

     The envelope segment increased sales by 6.3 percent to $31 million from $29 million the prior year. Operating profit was even at $2.1 million.

     A letter of intent was signed with Performance Contracting Group to sell the insulation business at slightly over its book value. Sales for this segment were $27 million and operating profits increased to $1.6 million due to lower material and operating costs. The anticipated second quarter sale is forecast to slightly reduce total year earnings per share, since the immediate returns of the reinvested proceeds will not be able to offset the operating profits of the business.

     Corporate expenses were up $2.6 million due to accrued long-term incentive plan costs and consulting expenses for introducing economic profit and refining strategic planning. These expenditures are intended to accelerate the company's profitable growth. Net interest increased slightly due to the share repurchase initiatives.

     The provision for income taxes was 36.9 percent of pretax income for the quarter, compared with 37.3 percent the prior-year period. Changes in the comparative year-to-year effective rates resulted from variations in the relative amounts of tax exempt income.

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

(b) There were no reports on Form 8-K for the three months ended November 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NATIONAL SERVICE INDUSTRIES, INC.
                                                       REGISTRANT


DATE      January 14, 1997                          /S/ DAVID LEVY
                                                      DAVID LEVY
                                     EXECUTIVE VICE PRESIDENT, ADMINISTRATION
                                                       AND COUNSEL



DATE      January 14, 1997                         /S/ BROCK HATTOX
                                                      BROCK HATTOX
                                             EXECUTIVE VICE PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER


                                INDEX TO EXHIBITS

                                                                                              Page No.

EXHIBIT 10(iii)A            Management Contracts and Compensatory Arrangements:

                            (1)  - Severance Protection Agreements between National           Reference    is   made   to   Exhibit
                                     Service Industries, Inc. and                             10(iii)A(c)  of   registrant's   Form
                                     (a)  James S. Balloun  (February 1, 1996)                10-Q for the quarter  ended  February
                                     (b)  Stewart A.Searle III (June 19, 1996)                29,  1996,   which  is   incorporated
                                     (c)  Brock A. Hattox (September 9, 1996)                 herein by reference.

                            (2)  - Bonus Letter Agreements between National                   Reference    is   made   to   Exhibit
                                   Service Industries, Inc. and                               10(iii)A(j) of registrant's Form 10-K
                                     (a)  James S. Balloun  (February 1, 1996)                for the fiscal year ended August  31,
                                     (b)  David Levy (October 1, 1989)                        1989  and  to Exhibit 10(iii)A(d)  of
                                     (c)  Stewart A. Searle III (June 19, 1996)               registrant's   Form  10-Q   for   the
                                     (d)  Brock A. Hattox (September 9, 1996)                 quarter  ended  February   29,  1996,
                                                                                              which   are  incorporated  herein  by
                                                                                              reference.

                            (3)  - Incentive Stock Option Agreements between                  Reference    is   made   to   Exhibit
                                     National Service Industries, Inc. and                    10(iii)A(l)  of   registrant's   Form
                                    (a)  D. Raymond Riddle                                    10-K  for  the   fiscal   year  ended
                                    (b)  Don W. Hubble                                        August    31,    1989,    which    is
                                    (c)  David Levy                                           incorporated herein by reference.
                                    (d)  J. Robert Hipps
                                    (e)  Stewart A. Searle III
                                    (f)  Brock A. Hattox

                            (4)  - Nonqualified Stock Option Agreement for Corporate          Reference    is   made   to   Exhibit
                                    Officers Effective Beginning September 21, 1994           10(iii)A(j)  of   registrant's   Form
                                    between National Service Industries, Inc. and             10-K  for  the   fiscal   year  ended
                                    (a)  D. Raymond Riddle                                    August    31,    1992,    which    is
                                    (b)  Don W. Hubble                                        incorporated herein by reference.
                                    (c)  David Levy
                                    (d)  Brock A. Hattox

                            (5)  - Incentive Stock Option Agreement Effective                 13
                                    Beginning September 17, 1996 between National
                                    Service Industries, Inc. and
                                    (a)  James S. Balloun
                                    (b)  David Levy
                                    (c)  Stewart A. Searle III

                            (6)  - Nonqualified Stock Option Agreement for Executive          19
                                    Officers Effective Beginning September 17, 1996
                                    between National Service Industries, Inc. and
                                    (a)  James S. Balloun
                                    (b)  David Levy
                                    (c)  Stewart A. Searle III
                                    (d)  Brock A. Hattox



                                                         INDEX TO EXHIBITS

                                                                                              Page No.


                            (7)  - National Service Industries, Inc. Long-Term                25
                                     Achievement Incentive Plan Effective
                                     September 17, 1996

                            (8)  - Aspiration Achievement Incentive Award Agreements          47
                                     between National Service Industries, Inc. and
                                     (a)  James S. Balloun
                                     (b)  Brock A. Hattox
                                     (c)  David Levy
                                     (d)  Stewart A. Searle III

                                     [a confidential portion of which has been omitted
                                      and filed separately with the Securities and
                                      Exchange Commission]

                            (9)  - National Service Industries, Inc.                          62
                                     Supplemental Deferred Savings Plan
                                     Effective September 18, 1996

                            (10) - Letter Agreement Between National Service                  93
                                      Industries, Inc. and Don W. Hubble Dated
                                      October 18, 1996, amending as of that date
                                      the Incentive Stock Option Agreement
                                      Dated September 15, 1993, the Incentive
                                      Stock Option Agreement Dated September
                                      21, 1994, the Nonqualified Stock Option
                                      Agreement Dated September 21, 1994, the
                                      Incentive Stock Option Agreement Dated
                                      September 20, 1995, and the Nonqualified
                                      Stock Option Agreement Dated September
                                      20, 1995


EXHIBIT 11                         Computation of Net Income per Share of                      95
                                   Common Stock

EXHIBIT 27                         Financial Data Schedules                                    96