Form 10-Q
period 1997-02-28
NATIONAL SERVICE INDUSTRIES INC
filed 1997-04-14
CIK 70538

Page 1 of 14
                            Exhibit Index on Page 12

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



    For quarter ended February 28, 1997     Commission file number 1-3208



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

Common Stock - $1.00 Par Value - 45,128,138 shares as of March 31, 1997.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                       Page No.

PART I.  FINANCIAL INFORMATION

         CONSOLIDATED BALANCE SHEETS -
                  FEBRUARY 28, 1997 AND AUGUST 31, 1996                   3

         CONSOLIDATED STATEMENTS OF INCOME -
                  THREE MONTHS AND SIX MONTHS ENDED FEBRUARY 28, 1997
                  AND FEBRUARY 29, 1996                                   4

         CONSOLIDATED STATEMENTS OF CASH FLOWS -
                  SIX MONTHS ENDED FEBRUARY 28, 1997 AND
                  FEBRUARY 29, 1996                                       5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      6-7

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS          8-9

PART II.  OTHER INFORMATION

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                        10

SIGNATURES                                                               11

EXHIBIT INDEX                                                            12

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)

                                                        February 28,  August 31,
                                                            1997         1996
ASSETS                                                          (Unaudited)
Current Assets:
  Cash and cash equivalents ........................... $   30,648   $   58,662
  Short-term investments ..............................        551          551
   Receivables, less reserves for doubtful
     accounts of $6,587 at February 28, 1997
     and $5,807 at August 31, 1996 ....................    239,789      269,971
   Inventories, at the lower of cost (on a
     first-in, first-out basis) or market .............    164,903      169,813
   Linens in service, net of amortization .............     96,390       97,710
  Deferred income taxes ...............................     10,030        2,152
  Prepayments .........................................     11,318        7,522
    Total Current Assets ..............................    553,629      606,381

 Property, Plant, and Equipment, at cost:
  Land ................................................     27,591       29,062
  Buildings and leasehold improvements ................    184,425      194,219
  Machinery and equipment .............................    523,391      542,056
     Total Property, Plant, and Equipment .............    735,407      765,337
  Less - Accumulated depreciation and
    amortization ......................................    391,020      407,941
       Property, Plant, and Equipment - net ...........    344,387      357,396

Other Assets:
  Goodwill and other intangibles ......................     85,538       89,427
  Other ...............................................     35,733       41,442
    Total Other Assets ................................    121,271      130,869
      Total Assets .................................... $1,019,287   $1,094,646


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt ................ $    5,566   $       46
  Notes payable .......................................      5,657        6,696
  Accounts payable ....................................     85,522       79,851
   Accrued salaries, commissions, and bonuses .........     29,944       42,788
  Current portion of self insurance reserves ..........     18,118       15,396
  Other accrued liabilities ...........................     40,054       52,649
    Total Current Liabilities .........................    184,861      197,426

Long-Term Debt, less current maturities ..............      26,262       24,920
Deferred Income Taxes .................................     56,630       63,347
 Self Insurance Reserves, less current portion ........     60,228       63,369
Other Long-Term Liabilities ...........................     28,437       27,576

Stockholders' Equity:
   Series A participating  preferred  stock,
      $.05 stated value,  500,000 shares
      authorized, none issued
   Preferred stock, no par value, 500,000 shares
     authorized, none issued
   Common stock, $1 par value, 80,000,000 shares
     authorized, 57,918,978 shares issued at February
     28, 1997 and August 31, 1996 .....................     57,919       57,919
  Paid-in capital .....................................     11,976       11,021
  Retained earnings ...................................    807,318      791,367
                                                           877,213      860,307
   Less - Treasury  stock, at cost  (13,364,809
     shares at February 28, 1997 and 11,447,036
     shares at August 31, 1996) .......................    214,344      142,299
        Total Stockholders' Equity ....................    662,869      718,008

          Total Liabilities and Stockholders' Equity .. $1,019,287   $1,094,646


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
              (Dollar amounts in thousands, except per-share data)


                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                              FEB. 28,      FEB. 29,     FEB. 28,      FEB. 29,
                                                1997          1996         1997          1996
Sales and Service Revenues:
  Net sales of products  ................   $   371,384   $  352,403    $  753,147   $  712,245
  Service revenues .......................      127,852      129,803       257,982      262,511
    Total Revenues .......................      499,236      482,206     1,011,129      974,756

Costs and Expenses:
  Cost of products sold ..................      235,313      227,098       471,917      454,537
  Cost of services .......................       75,197       74,850       150,775      149,214
  Selling and administrative expenses ....      155,148      150,514       313,530      302,734
   Interest expense, net .................          950          340         1,600          598
   Other expense, net ....................          441       (1,316)        1,780         (142)
    Total Costs and Expenses .............      467,049      451,486       939,602      906,941


Income before Provision for Income Taxes .       32,187       30,720        71,527       67,815

Provision for (Benefit from) Income Taxes:
  Current ................................       10,459       12,991        24,965       27,218
  Deferred ...............................        1,383       (1,521)        1,383       (1,922)
                                                 11,842       11,470        26,348       25,296

Net Income ...............................   $   20,345   $   19,250    $   45,179   $   42,519


Per Share:
  Net income .............................   $      .45   $      .40    $      .99   $      .88

  Cash dividends .........................   $      .30   $      .29    $      .59   $      .57


Weighted Average Number of Shares
  Outstanding (thousands) ................       44,994       48,364        45,468       48,350



The accompanying notes to consolidated financial statements are an integral part of these statements.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                          (Dollar amounts in thousands)


                                                            SIX MONTHS ENDED
                                                           FEB. 28      FEB. 29
                                                            1997         1996
Cash Provided by (Used for) Operating Activities:
  Net income ...........................................   $ 45,179    $ 42,519
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ....................     29,507      29,336
      Provision for losses on accounts receivable ......      2,283       2,256
      Gain on the sale of property, plant, and equipment       (243)     (1,459)
      Gain on the sale of business .....................       (924)     (2,946)
      Change in noncurrent deferred income taxes .......      1,383      (1,922)
      Change in assets and liabilities net of effect
        of acquisitions-
          Receivables ..................................     12,220      11,030
          Inventories and linens in service, net .......        321        (913)
          Current deferred income taxes ................     (7,879)     (5,286)
          Prepayments and other ........................     (5,370)     (3,669)
          Accounts payable and accrued liabilities .....    (17,426)    (26,686)
          Changes in self-insurance reserves and
          other long-term liabilities ..................     (2,280)     (3,198)
            Net Cash Provided by Operating Activities ..     56,771      39,062

Cash Provided by (Used for) Investing Activities:
  Change in short-term investments .....................       --         1,048
  Purchase of property, plant, and equipment ...........    (20,190)    (31,100)
  Sale of property, plant, and equipment ...............      2,833       3,695
  Sale of business .....................................     31,259      11,517
  Acquisitions, net of cash acquired ...................     (3,609)       (600)
  Change in other assets ...............................        729         957
    Net Cash Used for Investing Activities .............     11,022     (14,483)

Cash Provided by (Used for) Financing Activities:
  Change in notes payable ..............................     (1,039)        231
  Issuance (repayment) of long-term debt ...............      6,862         (50)
  Recovery of investment in tax benefits ...............        661         860
  Deferred income taxes from investment
  in tax benefits ......................................     (1,972)     (2,136)
  Purchase of treasury stock ...........................    (71,090)     (1,919)
  Cash dividends paid ..................................    (27,079)    (27,570)
    Net Cash Used for Financing Activities .............    (93,657)    (30,584)

Effect of Exchange Rate Changes on Cash ................     (2,150)         34

Net Change in Cash and Cash Equivalents ................    (28,014)     (5,971)

Cash and Cash Equivalents at Beginning of Year .........     58,662      79,402

Cash and Cash Equivalents at End of Period .............   $ 30,648    $ 73,431


Supplemental Cash Flow Information:
  Income taxes paid during the period ..................   $ 38,296    $ 41,850
  Interest paid during the period ......................      2,862       2,096

Noncash Investing and Financing Activities:
  Noncash aspects of sale of business -
    Receivables  incurred ..............................   $   (347)   $    --
    Liabilities assumed (removed) ......................       (507)

Noncash Aspects of Acquisitions:
  Liabilities assumed or incurred ......................   $   (886)   $     6
  Treasury stock issued (returned) .....................        --          --



The accompanying notes to consolidated financial statements are an integral part of these statements.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  BASIS OF PRESENTATION:

The interim consolidated financial statements included herein have been prepared by the company without audit and the condensed consolidated balance sheet as of August 31, 1996 has been derived from audited statements. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of February 28, 1997, the consolidated results of operations for the three months and six months ended February 28, 1997 and February 29, 1996, and the consolidated cash flows for the six months ended February 28, 1997 and February 29, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996.

The results of operations for the six months ended February 28, 1997 are not necessarily indicative of the results to be expected for the full fiscal year because the company's revenues and income are generally higher in the second half of its fiscal year and because of the uncertainty of general business conditions.

2.  BUSINESS SEGMENT INFORMATION:

                                 Three Months Ended Feb. 28, 1997 and Feb. 29, 1996
                                   Sales and Service
                                       Revenues                   Operating Profit
                                   1997          1996            1997           1996
                                                    (In thousands)
     Lighting Equipment ...   $   223,721    $   206,454    $    20,645    $    13,776
     Textile Rental .......       127,852        129,803          7,301          9,247
     Chemical .............        87,695         84,355          6,624          6,222
     Envelopes ............        33,410         30,482          2,638          2,046
     Other ................        26,558         31,112           (632)         1,006
                              $   499,236    $   482,206         36,576         32,297
     Corporate ............                                      (3,439)        (1,237)
      Interest expense, net                                        (950)          (340)
     Total ................                                 $    32,187    $    30,720


                                  Six Months Ended Feb. 28, 1997 and Feb. 29, 1996
                                     Sales and Service
                                       Revenues                   Operating Profit
                                   1997          1996            1997           1996
                                                    (In thousands)
     Lighting Equipment ...   $   451,168    $   414,732    $    42,017    $    30,154
     Textile Rental .......       257,982        262,511         15,438         19,000
     Chemical .............       183,177        176,462         17,547         15,927
     Envelopes ............        64,761         59,965          4,751          4,162
     Other ................        54,041         61,086            947          1,980
                              $ 1,011,129    $   974,756         80,700         71,223
     Corporate ............                                      (7,573)        (2,810)
      Interest expense, net                                      (1,600)          (598)
     Total ................                                 $    71,527    $    67,815



               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

3.  INVENTORIES


     Major classes of inventory as of February 28, 1997 and August 31, 1996 were as follows:

                                               February 28,       August 31,
                                                   1997              1996
                                                        (In thousands)
     Raw Materials and Supplies .............       $ 62,108       $ 73,236
     Work-in-Process ........................         10,120          9,679
     Finished Goods .........................         92,675         86,898
          Total .............................       $164,903       $169,813


4.  ACCOUNTING STANDARDS ADOPTED

During the first quarter of fiscal 1997, the company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain intangibles be reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The adoption of SFAS No. 121 did not have a significant impact on the company's financial statements. During the three months and six months ended February 28, 1997, there were no circumstances indicating impairment of assets.


5.  RECLASSIFICATIONS

Certain   amounts  in  the  1996  financial   statements  and  notes  have  been
reclassified to conform with the 1997 presentation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes.


Financial Condition

National Service Industries maintained a strong financial position at February 28, 1997. Net working capital was $368.8 million, compared with $409.0 million at August 31, 1996, and the current ratio was 3.0, compared with 3.1 at year end. Cash and short-term investments were $31.2 million compared with $59.2 million at August 31. For the six months ended February 28, the company invested $23.8 million in capital expenditures and acquisitions. The percent of debt to total capitalization was 5.4 percent, up from 4.2 percent at August 31. Cash provided by operating activities was $56.8 million, up from $39.1 million for the first half last year.

Capital expenditures, exclusive of acquisition spending, were $20.2 million for the first half this year and $31.1 million for the same period a year ago. In both periods, the lighting equipment segment invested in facility improvements, equipment replacements, process improvements, and tooling for new products and textile rental segment spending consisted primarily of improvement of facilities and replacement of equipment. Prior year textile rental spending also included fleet replacements.

Current year acquisition spending of $3.6 million was the result of the chemical segment's purchase of chemical products companies in Ohio and Canada and the lighting equipment segment's acquisition of Lumaid, Inc., a small emergency lighting products manufacturer in Canada. During the quarter, the company agreed to purchase for stock Enforcer Products, Inc., a specialty chemical company with a retail focus. The acquisition was completed during the third quarter. Acquisition spending was minimal in the prior-year period.

Cash from divestitures totaled $31.3 million for the first half. During the quarter, the insulation business was sold for $27.1 million. The textile rental segment divested non-strategic businesses in both the current and prior year, generating cash of $4.1 million and $11.5 million, respectively.

Dividend payments totaled $27.1 million, or 59 cents per share, compared with $27.6 million, or 57 cents per share, for the prior-year period. Effective January, 1997, the regular quarterly dividend rate was increased 3.4 percent to 30 cents per share, or an annual rate of $1.20 per share. During the quarter, the company completed the repurchase of 2.0 million of its common shares. The Board had previously clarified that the standing authority is to reduce outstanding shares by 2.0 million per year, net of shares reissued. In the third quarter, the company plans to repurchase stock to offset the dilution caused by the $20 million in shares initially issued to purchase Enforcer.

For the periods presented, capital expenditures, working capital needs, dividends, acquisitions, and share repurchases were financed primarily with internally generated funds and some interim borrowing against the committed credit facility. European operations were supplemented by short-term borrowings in the European market. Contractual commitments for capital and acquisition spending during the coming twelve months total $20 million. For the current fiscal year, the company expects actual capital expenditures to be comparable to levels of recent years, which, excluding acquisition spending, were $66 million in 1996, $59 million in 1995, and $43 million in 1994. Late in fiscal 1996, the company negotiated the $250 million multi-currency committed credit facility with eleven domestic and international banks. The company has complimentary lines of credit totaling $132 million, of which $110 million has been provided domestically and $22 million is available on a multi-currency basis primarily from a European bank. Current liquid assets, internally generated funds, and the available credit are expected to meet the anticipated general operating cash requirements for the next twelve months.


Results of Operations

National  Service  Industries'  earnings per share for the second  quarter ended
February 28, 1997 increased 12.5 percent to 45 cents compared with the same quarter a year ago. Sales for the quarter increased 3.5 percent to $499 million. Net income of $20.3 million was 5.7 percent higher than the $19.3 million reported in last year's second quarter. Second quarter 1997 pretax earnings included gains of $0.5 million on asset sales and $1.8 million from improved 1995 workers' compensation claims experience. The second quarter of 1996 included gains of $3.5 million on asset sales. Earnings per share increased at a greater rate of 12.5 percent due to 3.4 million fewer average shares outstanding compared to the second quarter a year ago.

For the first half of NSI's fiscal year, sales increased $36 million, or 3.7 percent, to $1.0 billion. Net income increased $2.7 million, or 6.3 percent, to $45.2 million. The 1997 first half pre-tax earnings included gains of $1.2 million from asset sales and $3.6 million from ongoing favorable workers' compensation claims experience. Gains on asset sales were $4.4 million in the first half of 1996. Earnings per share for the first six months increased 12.5 percent to 99 cents.

The second quarter performance was led by the lighting equipment segment as a result of continued strength in non-residential construction, growth in retail sales and the introduction of new products. Sales advanced 8.4 percent to $224 million for the quarter and 8.8 percent to $451 million for the first half. Operating income advanced 49.9 percent to $20.6 million for the quarter and 39.3 percent to $42.0 million for the six months as higher volumes, a more favorable product mix, and lower manufacturing costs increased profits. Lumaid, Inc., acquired during the first half, is reported as part of the segment.

For the second quarter and six months, sales in the textile rental segment were down 1.5 percent to $128 million and 1.7 percent to $258 million, respectively, as a result of previously divested branches. Operating income declined 21.0 percent to $7.3 million from $9.2 million in the second quarter of 1996 and 18.7 percent to $15.4 million from $19.0 million for the first half of 1996. Operating income for the quarter included gains of $0.4 million on asset sales, a $1.1 million reduction in workers' compensation self insurance reserves, and $2.8 million for accounting policy changes for ancillary linen revenue. Partially offsetting the gains was a $2.2 million charge for ongoing facility consolidations. For the first half, operating income included gains of $0.9 million on asset sales, a $2.2 million reduction in workers' compensation self insurance reserves, and the $2.8 million for accounting policy changes for ancillary linen revenue. The impact of the accounting changes and workers' compensation adjustments is anticipated to be repeated in the third and fourth quarters. The 1996 operating income included gains on asset sales of $3.4 million for the quarter and $4.1 million for the year to date. As previously reported, the textile rental segment has concentrated on improving revenue quality through better contract administration, focused sales efforts, and improved service. In addition, operating costs have been reduced by approximately $8.0 million per year. As a result of these efforts, the segment has begun to show improved core operating profit rates. Management is currently evaluating strategic alternatives to establish a stable operating platform and anticipates completing this process by year end.

Chemical segment sales advanced 4.0 percent to $88 million during the second quarter and 3.8 percent to $183 million for the year to date as a result of improved productivity of the sales force and incremental volumes from U.S. and Canadian acquisitions. Operating income grew 6.5 percent to 7.6 percent of revenues from 7.4 percent the prior-year second quarter and 10.2 percent to 9.6 percent of revenues from 9.0 percent the prior first half. The gains resulted from improved domestic volume. The Enforcer acquisition closed on March 12, 1997, and will be reported as part of the chemical segment in future periods. The European operations continued to report a small loss for the first half, which was equal to the loss last year.

The envelope segment increased sales during the quarter by 9.6 percent to $33 million and for the six months by 8.0 percent to $65 million. Operating profit improved by 28.9 percent to $2.6 million for the quarter and 14.2 percent to $4.8 million for the first half due to stable paper costs and improved plant efficiencies.

The insulation business was sold on February 28, 1997, for $27.1 million in cash. Due to the transition in ownership, sales slipped by 14.6 percent to $27 million resulting in a loss for the quarter of $0.6 million. Year to date, the operating profit was $0.9 million.

Corporate expenses were up $2.2 million for the second quarter and $4.8 million year to date due to accrued long-term incentive plan costs and consulting expenses for refining strategic planning and introducing economic profit. These expenditures are intended to accelerate the company's profitable growth. Net interest increased slightly due to the share repurchase initiatives.

The provision for income taxes was 36.8 percent of pretax income for the quarter and year to date, compared with 37.3 percent for both prior-year periods. Changes in the comparative year-to-year effective rates resulted from variations in the relative amounts of tax exempt income.

From time to time, the company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the company notes that a variety of factors could cause the company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the company's business include without limitation the following: (a) the uncertainty of general business and economic conditions, particularly the potential for a slowdown in nonresidential construction awards; (b) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of increased pricing, sales force, and new products and improved customer service.

                           PART II. OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits are listed on the Index to Exhibits (page 12).

(b) There were no reports on Form 8-K for the three months ended February 28, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NATIONAL SERVICE INDUSTRIES, INC.
                                                      REGISTRANT


DATE    April 14, 1997                                 /s/ David Levy
                                                       DAVID LEVY
                                       EXECUTIVE VICE PRESIDENT, ADMINISTRATION
                                                        AND COUNSEL



DATE    April 14, 1997                                 /s/ Brock Hattox
                                                       BROCK HATTOX
                                              EXECUTIVE VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER

                                INDEX TO EXHIBITS




EXHIBIT 11       Computation of Net Income per Share of                      13
                 Common Stock

EXHIBIT 27       Financial Data Schedules                                    14