Form 10-Q
period 1997-05-31
NATIONAL SERVICE INDUSTRIES INC
filed 1997-07-15
CIK 70538

Page 1 of 20
                            Exhibit Index on Page 12

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



    For quarter ended May 31, 1997          Commission file number 1-3208



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

Common Stock - $1.00 Par Value - 45,085,188 shares as of June 27, 1997.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                       Page No.

PART I.  FINANCIAL INFORMATION


         CONSOLIDATED BALANCE SHEETS -
                  MAY 31, 1997 AND AUGUST 31, 1996                       3

         CONSOLIDATED STATEMENTS OF INCOME -
                  THREE MONTHS AND NINE MONTHS ENDED
                  MAY 31, 1997 AND 1996                                  4

         CONSOLIDATED STATEMENTS OF CASH FLOWS -
                  NINE MONTHS ENDED MAY 31, 1997 AND 1996                5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     6-7

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS         8-9

PART II.  OTHER INFORMATION

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                       10

SIGNATURES                                                              11

EXHIBIT INDEX                                                           12

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
              (Dollar amounts in thousands, except per-share data)


                                                           May 31,    August 31,
                                                             1997         1996
ASSETS                                                  (Unaudited)
Current Assets:
  Cash and cash equivalents ..........................   $   39,431   $   58,662
  Short-term investments .............................          553          551
  Receivables, less reserves for doubtful
    accounts of $7,343 at May 31, 1997
    and $5,807 at August 31, 1996 ....................      261,990      269,971
  Inventories, at the lower of cost (on a
    first-in, first-out basis) or market .............      166,722      169,813
  Linens in service, net of amortization .............       97,470       97,710
  Deferred income taxes ..............................        4,145        2,152
  Prepayments ........................................        9,575        7,522
    Total Current Assets .............................      579,886      606,381

Property, Plant, and Equipment, at cost:
  Land ...............................................       28,049       29,062
  Buildings and leasehold improvements ...............      188,425      194,219
  Machinery and equipment ............................      535,820      542,056
    Total Property, Plant, and Equipment .............      752,294      765,337
  Less - Accumulated depreciation and
    amortization .....................................      401,730      407,941
      Property, Plant, and Equipment - net ...........      350,564      357,396

Other Assets:
  Goodwill and other intangibles .....................      102,275       89,427
  Other ..............................................       36,977       41,442
    Total Other Assets ...............................      139,252      130,869
      Total Assets ...................................   $1,069,702   $1,094,646


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt ...............   $    5,566   $       46
  Notes payable ......................................        5,998        6,696
  Accounts payable ...................................       88,016       79,851
  Accrued salaries, commissions, and bonuses .........       34,824       42,788
  Current portion of self insurance reserves .........       15,591       15,396
  Other accrued liabilities ..........................       42,495       52,649
    Total Current Liabilities ........................      192,490      197,426

Long-Term Debt, less current maturities ..............       26,236       24,920
Deferred Income Taxes ................................       56,937       63,347
Self Insurance Reserves, less current portion ........       61,827       63,369
Other Long-Term Liabilities ..........................       28,873       27,576

Stockholders' Equity:
  Series A  participating  preferred  stock,
     $.05 stated value,  500,000 shares
     authorized, none issued
  Preferred stock, no par value, 500,000 shares
     authorized, none issued
  Common stock, $1 par value, 80,000,000 shares
    authorized, 57,918,978 shares issued at May
    31, 1997 and August 31, 1996 .....................       57,919       57,919
  Paid-in capital ....................................       12,646       11,021
  Retained earnings ..................................      825,641      791,367
                                                            896,206      860,307
  Less -  Treasury  stock,  at  cost  (12,762,340
    shares  at May 31,  1997  and 11,447,036 shares
    at August 31, 1996) ..............................      192,867      142,299
        Total Stockholders' Equity ...................      703,339      718,008

          Total Liabilities and Stockholders's Equity.   $1,069,702   $1,094,646


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
              (Dollar amounts in thousands, except per-share data)


                                            THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                   MAY 31                                 MAY 31
                                           1997               1996                1997               1996

Sales and Service Revenues:
  Net sales of products              $     383,493      $    381,114        $  1,136,640     $     1,093,359
  Service revenues                         131,786           135,756             389,768             398,267
    Total Revenues                         515,279           516,870           1,526,408           1,491,626

Costs and Expenses:
  Cost of products sold                    231,601           237,414             703,518             691,951
  Cost of services                          72,814            77,078             223,589             226,292
  Selling and administrative expenses      160,961           157,395             474,491             460,438
  Interest expense, net                      1,705             1,082               4,646               3,180
  Other expense (income), net                1,390              (435)              1,829              (2,386)
    Total Costs and Expenses               468,471           472,534           1,408,073           1,379,475


Income before Provision for Income Taxes    46,808            44,336             118,335             112,151

Provision for (Benefit from) Income Taxes:
  Current                                   21,132            15,779              46,097              42,997
  Deferred                                  (3,758)              880              (2,375)             (1,042)
                                            17,374            16,659              43,722              41,955

Net Income                           $      29,434      $     27,677        $     74,613     $        70,196


Per Share:
  Net income                                  $.65              $.58               $1.64               $1.46

  Cash dividends                              $.30              $.29                $.89                $.86


Weighted Average Number of Shares
  Outstanding (thousands)                   44,996            48,059              45,371              48,240




The accompanying notes to consolidated financial statements are an integral part of these statements.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                          (Dollar amounts in thousands)

                                                             NINE MONTHS ENDED
                                                                   MAY 31
                                                              1997         1996
Cash Provided by (Used for) Operating Activities:
  Net income ...........................................  $  74,613    $ 70,196
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ....................     44,449      44,184
      Provision for losses on accounts receivable ......      2,654       3,509
      Gain on the sale of property, plant, and equipment       (198)     (1,718)
      Gain on the sale of business .....................       (972)     (2,946)
      Change in noncurrent deferred income taxes .......     (2,375)     (1,042)
      Change in assets and liabilities net of effect
        of acquisitions and sale of business-
          Receivables ..................................        914       6,311
          Inventories and linens in service, net .......      3,347         799
          Current deferred income taxes ................     (1,994)      3,076
          Prepayments and other ........................     (1,699)     (2,375)
          Accounts payable and accrued liabilities .....    (15,067)    (23,771)
          Changes in self insurance reserves and other
           long-term liabilities .......................     (2,306)      2,674
            Net Cash Provided by Operating Activities ..    101,366      98,897

Cash Provided by (Used for) Investing Activities:
  Change in short-term investments .....................         (2)      1,047
  Purchase of property, plant, and equipment ...........    (34,215)    (48,367)
  Sale of property, plant, and equipment ...............      3,170       5,177
  Sale of business .....................................     31,380      11,517
  Acquisitions, net of cash acquired ...................     (4,320)       (600)
  Change in other assets ...............................      4,439         (65)
    Net Cash Provided by (Used for) Investing Activities        452     (31,291)

Cash Provided by (Used for) Financing Activities:
  Change in notes payable ..............................    (10,796)        130
  Additions to long-term debt ..........................      7,554        --
  Repayment of long-term debt ..........................     (6,692)        (72)
  Recovery of investment in tax benefits ...............        661       1,290
  Deferred income taxes from investment in tax benefits      (1,972)     (3,205)
  Purchase of treasury stock ...........................    (69,465)    (23,262)
  Cash dividends paid ..................................    (40,657)    (41,458)
    Net Cash Used for Financing Activities .............   (121,367)    (66,577)
Effect of Exchange Rate Changes on Cash ................        318      (1,124)

Net Change in Cash and Cash Equivalents ................    (19,231)        (95)

Cash and Cash Equivalents at Beginning of Year .........     58,662      79,402

Cash and Cash Equivalents at End of Period .............  $  39,431    $ 79,307


Supplemental Cash Flow Information:
  Income taxes paid during the period ..................  $  41,744    $ 44,791
  Interest paid during the period ......................      4,074       3,026

Noncash Investing and Financing Activities:
  Noncash aspects of sale of business -
    Receivables  incurred ..............................  $    (391)   $    --
    Liabilities removed ................................       (477)        --

Noncash Aspects of Acquisitions:
  Liabilities assumed or incurred ......................   $ (22,440)   $      6
  Treasury stock issued ................................      20,522        --



The accompanying notes to consolidated financial statements are an integral part of these statements.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  BASIS OF PRESENTATION:

The interim consolidated financial statements included herein have been prepared by the company without audit and the consolidated balance sheet as of August 31, 1996 has been derived from audited statements. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of May 31, 1997, the consolidated results of operations for the three months and nine months ended May 31, 1997 and 1996, and the consolidated cash flows for the nine months ended May 31, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996.

The results of operations for the nine months ended May 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year because the company's revenues and income are generally higher in the second half of its fiscal year and because of the uncertainty of general business conditions.

2.  BUSINESS SEGMENT INFORMATION:


                                                          Three Months Ended May 31
                                             Sales and Service
                                                   Revenues                   Operating Profit
                                              1997            1996           1997         1996
                                                                 (In thousands)
  Lighting Equipment                 $      237,775  $        219,904  $    23,662  $    21,596
  Textile Rental                            131,786           135,756       14,040       11,519
  Chemical                                  109,813            95,657        9,438        9,394
  Envelopes                                  34,404            32,791        2,969        2,591
  Other                                       1,501            32,762          472        1,941
                                     $      515,279  $        516,870       50,581       47,041
  Corporate                                                                 (2,671)      (2,276)
  Interest expense, net                                                     (1,102)        (429)
  Total                                                                $    46,808  $    44,336

                                                           Nine Months Ended May 31
                                               Sales and Service
                                                   Revenues                    Operating Profit
                                              1997            1996           1997         1996
                                                                  (In thousands)
  Lighting Equipment                 $      688,943  $        634,636  $    65,679  $    51,750
  Textile Rental                            389,768           398,267       29,478       30,519
  Chemical                                  292,990           272,119       26,985       25,321
  Envelopes                                  99,165            92,756        7,720        6,753
  Other                                      55,542            93,848        1,419        3,921
                                     $    1,526,408  $      1,491,626      131,281      118,264
  Corporate                                                                (10,244)      (5,086)
  Interest expense, net                                                     (2,702)      (1,027)
  Total                                                                $   118,335  $   112,151


                                                                          Page 7
               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (CONTINUED)

3.  INVENTORIES

Major classes of inventory as of May 31, 1997 and August 31, 1996 were as follows:

                                                        May 31,       August 31,
                                                         1997            1996
                                                            (In thousands)

Raw Materials and Supplies ...................         $ 66,729         $ 73,236
Work-in-Process ..............................            8,744            9,679
Finished Goods ...............................           91,249           86,898
     Total ...................................         $166,722         $169,813


4.  NEW ACCOUNTING STANDARDS

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

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." SFAS No. 128 supersedes APB 15, "Earnings per Share" and promulgates new accounting standards for the computation and manner of presentation of the company's earnings per share. The company is required to adopt the provisions of SFAS No. 128 for the quarter ending February 28, 1998. Earlier application is not permitted; however, upon adoption the company will be required to restate previously reported annual and interim earnings per share in accordance with the provisions of SFAS No.
128. The adoption of SFAS No. 128 will not have a material impact on the computation or manner of presentation of the company's earnings per share as currently or previously presented under APB 15. The following table represents a reconciliation of basic and diluted weighted average shares and a pro forma calculation of earnings per share using the guidelines of SFAS No. 128.

                                                  Three Months Ended     Nine Months Ended
                                                      May 31                   May 31
                                                  1997     1996           1997      1996
                                                  (In thousands, except per-share data)

Basic weighted average shares outstanding ...    44,996    48,059        45,371    48,240

Add:  Shares of common stock assumed issued
      upon exercise of stock options using
      the "Treasury Stock" method as it
      applies to the computation of
      diluted earnings per share ............       352       323           292       225

Diluted weighted average shares outstanding .    45,348    48,382        45,663    48,465

Net earnings used in the computation of basic
and diluted earnings per share ..............   $29,434   $27,677       $74,613   $70,196

Earnings per Share:
          Basic .............................   $   .65   $   .58       $  1.64   $  1.46

          Diluted ...........................   $   .65   $   .57       $  1.63   $  1.45

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


Financial Condition

National Service Industries' financial position remained strong at May 31, 1997. Net working capital was $387.4 million, compared with $409.0 million at August 31, 1996, and the current ratio was 3.0, compared with 3.1 at year end. Cash and short-term investments were $40.0 million compared with $59.2 million at August
31. For the nine months ended May 31, the company invested $38.5 million in capital expenditures and acquisitions. The percent of debt to total capitalization was 5.1 percent, up from 4.2 percent at August 31. Cash provided by operating activities was $101.4 million, up from $98.9 million for the first nine months last year.

Capital expenditures, exclusive of acquisition spending, were $34.2 million for the first nine months this year and $48.4 million for the same period a year ago. The lighting equipment segment invested in facility improvements, equipment replacements, process improvements, and tooling for new products, and textile rental segment spending consisted primarily of improvement of facilities and replacement of equipment. Prior-year spending included the lighting equipment segment's expansion of the Mexican production facility, equipment replacements, process improvements and tooling for new products and the textile rental segment's replacement and improvement of facilities, equipment and vehicles.

Current-year acquisition spending of $4.3 million was the result of: the chemical segment's purchase of chemical products companies in Ohio and Canada; the lighting equipment segment's acquisition of Lumaid, Inc., a small emergency lighting products manufacturer in Canada; and the third quarter acquisition for $20.5 million in stock of Enforcer Products, Inc., a specialty chemical company with a retail focus. Acquisition spending was minimal in the prior-year period.

Cash from divestitures totaled $31.4 million for the nine months this year. During the second quarter, the insulation business was sold for $27.1 million. The textile rental segment divested non-strategic businesses in both the current and prior-year periods, generating cash of $4.3 million and $11.5 million, respectively. During the third quarter, the company agreed to sell, at a gain, 29 uniform and linen plants to G&K Services, Inc. The sale was completed during the fourth quarter for $280 million in cash, subject to a post-closing adjustment.

Dividend payments totaled $40.7 million, or 89 cents per share, compared with $41.5 million, or 86 cents per share, for the prior-year period. Effective January, 1997, the regular quarterly dividend rate was increased 3.4 percent to 30 cents per share, or an annual rate of $1.20 per share. During the first half, the company completed the repurchase of 2.0 million of its common shares. The Board had previously clarified that the standing authority is to reduce outstanding shares by 2.0 million per year, net of shares reissued. In connection with the sale of the uniform and linen plants, the Board authorized the repurchase of an additional 1.25 million shares. Combined with the standing authority to reduce outstanding shares by 2.0 million shares per year and this additional authorization, the company anticipates purchasing about 1.0 million shares during each of the next four quarters.

For the periods presented, capital expenditures, working capital needs, dividends, acquisitions, and share repurchases were financed primarily with internally generated funds and some interim borrowing against the committed credit facility (discussed below). European operations were supplemented by short-term borrowings in the European market. Contractual commitments for capital and acquisition spending during the coming twelve months total $14 million. For the current fiscal year, the company expects actual capital expenditures to be less than levels of recent years, which, excluding acquisition spending, were $66 million in 1996, $59 million in 1995, and $43 million in 1994. Late in fiscal 1996, the company negotiated the $250 million multi-currency committed credit facility with eleven domestic and international banks. The company has complimentary lines of credit totaling $132 million, of which $110 million is available domestically and $22 million is available on a multi-currency basis primarily from a European bank. Current liquid assets, internally generated funds, and the available credit are expected to meet the anticipated general operating cash requirements for the next twelve months.


Results of Operations

National Service Industries' earnings per share for the third quarter ended May 31, 1997 increased 12.1 percent to 65 cents compared with the same quarter a year ago. Sales for the quarter decreased 0.3 percent to $515 million. Excluding revenues associated with the previously divested insulation business, sales from continuing operations increased 6.1 percent. Net income of $29.4 million was 6.3 percent higher than the $27.7 million reported in last year's third quarter. Third quarter 1997 pretax earnings included gains of $2.5 million for accounting policy changes for ancillary linen revenue and $1.8 million from improved workers' compensation claims experience. The third quarter of 1996 included gains of $6.3 million from improved workers' compensation claims experience.
Earnings per share increased at a greater rate of 12.1 percent due to 3.1 million fewer average shares outstanding compared to the third quarter a year ago.

For the first nine months of NSI's fiscal year, sales increased $34.8 million, or 2.3 percent, to $1.5 billion. Net income increased $4.4 million, or 6.3 percent, to $74.6 million. The 1997 year to date pre-tax earnings included gains of $1.2 million from asset sales, $5.4 million from ongoing favorable workers' compensation claims experience and $6.1 million from changes in accounting policy for ancillary linen revenue. Gains on asset sales were $4.6 million in the first nine months of 1996. Earnings per share for the first nine months increased 12.3 percent to $1.64.

The third quarter was led by the lighting equipment segment as the non-residential construction market showed continued strength, sales through retail stores grew and new products were introduced. Sales advanced 8.1 percent to $238 million for the quarter and 8.6 percent to $689 million for the first nine months. Operating income advanced 9.6 percent to $23.7 million for the quarter and 26.9 percent to $65.7 million for the nine months as higher volumes, a more favorable product mix, and lower manufacturing costs increased profits. Lumaid, Inc., acquired during the first half, is reported as part of the segment.

For the third quarter and nine months, sales in the textile rental segment were down 2.9 percent to $132 million and 2.1 percent to $390 million, respectively, as a result of previously divested branches. Operating income increased 21.9 percent to $14.0 million from $11.5 million in the third quarter of 1996 and declined 3.4 percent to $29.5 million from $30.5 million last year. Operating income for the quarter included a $1.1 million reduction in workers' compensation self insurance reserves and $2.5 million for accounting policy changes for ancillary linen revenue. For the first nine months, operating income included gains of $1.3 million on asset sales, a $3.3 million reduction in workers' compensation self insurance reserves, and $6.0 million for accounting policy changes for ancillary linen revenue. The impact of the accounting changes and workers' compensation adjustments is anticipated to be repeated in the fourth quarter. The 1996 operating income included gains on asset sales of $0.1 million for the quarter and $4.3 million for the year to date.

Chemical segment sales advanced 14.8 percent to $110 million during the third quarter and 7.7 percent to $293 million for the year to date as a result of incremental volumes from U.S. and Canadian acquisitions. Operating income was flat at $9.4 million. Operating margins declined due in part to investments to increase the size and capability of the segment's fully commissioned sales force. For the first nine months, operating income grew 6.6 percent to $27.0 million. The European operations continued to report a small loss for the nine months, which was slightly greater than the loss last year. The Enforcer acquisition closed on March 12, 1997, and is reported as part of the chemical segment.

The envelope segment increased sales during the quarter by 4.9 percent to $34 million and for the nine months by 6.9 percent to $99 million. Operating profit improved by 14.6 percent to $3.0 million for the quarter largely due to the increased sales volume and lower manufacturing costs. Operating profit improved
14.3 percent to $7.7 million for the first nine months.

The decrease in sales and operating profits disclosed in the "other" category reflects the divestiture of the insulation business, which was sold on February 28, 1997, for $27.1 million in cash.

Corporate expenses were up $0.4 million for the third quarter and $5.2 million year to date due to accrued long-term incentive plan costs and consulting expenses for refining strategic planning and introducing economic profit. These expenditures are intended to accelerate the company's profitable growth. Net interest increased slightly due to the share repurchase initiatives.

The provision for income taxes was 37.1 percent of pretax income for the quarter compared to 37.6 last year and 36.9 percent year to date compared with 37.4 percent for last year. Changes in the comparative year-to-year effective rates resulted from improvement in effective state tax rates and variations in the relative amounts of tax exempt income.

From time to time, the company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the company notes that a variety of factors could cause the company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the company's business include without limitation the following: (a) the uncertainty of general business and economic conditions, particularly the potential for a slowdown in nonresidential construction awards; (b) divestitures and other restructuring activities; (c) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of increased pricing, sales force, and new products and improved customer service.

                           PART II. OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits are listed on the Index to Exhibits (page 12).

(b)  There were no reports on Form 8-K for the three months ended May 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 NATIONAL SERVICE INDUSTRIES, INC.
                                              REGISTRANT


DATE    July 15, 1997
                                               DAVID LEVY
                                 EXECUTIVE VICE PRESIDENT, ADMINISTRATION
                                               AND COUNSEL



DATE    July 15, 1997
                                              BROCK HATTOX
                                      EXECUTIVE VICE PRESIDENT AND
                                         CHIEF FINANCIAL OFFICER

                                INDEX TO EXHIBITS



                                                                      Page No.

EXHIBIT 10 (iii)A   Stock Option Agreement for Nonemployee Directors
                    Dated March 19, 1997 between National Service
                    Industries, Inc. and
                     (a) John L. Clendenin
                     (b) Senator Sam Nunn                                  13

EXHIBIT 11          Computations of Net Income per Share of                19
                    Common Stock

EXHIBIT 27          Financial Data Schedules                               20