Form 10-K
period 1997-08-31
NATIONAL SERVICE INDUSTRIES INC
filed 1997-11-20
CIK 70538

                                                                    Page 1 of 59
                                                    Index to Exhibits on Page 16

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 1997          Commission file number 1-3208

                        NATIONAL SERVICE INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                   58-0364900
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

            1420 Peachtree Street, N. E., Atlanta, Georgia 30309-3002
           ----------------------------------------------------------
           (Address of Principal Executive Offices)        (Zip Code)

                                 (404) 853-1000
                  --------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange on
      Title of Each Class                                  Which Registered
      -------------------                              -------------------------
Common Stock ($1.00 Par Value)                          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes [X]           No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based upon the closing price as quoted on the New York Stock Exchange October 31, 1997 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $1,911,956,610.75.

The number of shares outstanding of the registrant's common stock, $1.00 par value, was 43,208,059 shares as of October 31, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Location in Form 10-K                        Incorporated Document
         ---------------------                        ---------------------
         Part I, Item 1                               1997 Annual Report
         Part II, Items 5, 6, 7, and 8                1997 Annual Report
         Part III, Items 10, 11, 12, and 13           1997 Proxy Statement
         Part IV, Item 14                             1997 Annual Report

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                                Table of Contents


                                                                                              Page No.
                                                                                              --------
Part I
        Item 1.     Business                                                                     3-4
        Item 2.     Properties                                                                   5
        Item 3.     Legal Proceedings                                                            5
        Item 4.     Submission of Matters to a Vote of Security Holders                          5

Part II
        Item 5.     Market for Registrant's Common Equity and Related
                    Stockholders Matters                                                         6
        Item 6.     Selected Financial Data                                                      6
        Item 7.     Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                    6
        Item 8.     Financial Statements and Supplementary Data                                  6
        Item 9.     Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure                                                     6

Part III
        Item 10.    Directors and Executive Officers of the Registrant                           7
        Item 11.    Executive Compensation                                                       7
        Item 12.    Security Ownership of Certain Beneficial Owners and Management               7
        Item 13.    Certain Relationships and Related Transactions                               7

Part IV
        Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K              8-12

Signatures                                                                                       13

Financial Statement Schedules                                                                    14-15

Index to Exhibits                                                                                16

PART I

ITEM 1. BUSINESS

The registrant, incorporated in Delaware in 1928, provides a wide variety of products and services through its operating segments, as follows:

     Divisions                                     Principal Products or Services                        Marketing Area
     ---------                                     ------------------------------                        --------------
PRODUCTS AND SERVICES FOR INDUSTRIAL,
COMMERCIAL, INSTITUTIONAL, AND HEALTHCARE
CUSTOMERS

TEXTILE RENTAL
   National Linen Service                          Rented napkins and table                        Principally the southern,
   National Healthcare Linen Service                  linens, bed linens, bath                        southwestern, and central
   National Facility Services                         towels, bar and shop towels,                    United States
   National Direct Source                             sterilized products, mats,
                                                       and mops.

CHEMICAL
   Zep Manufacturing Company                       Chemical products                               Throughout the United
   Zep Manufacturing Company of Canada                including cleaners, sanitizers,                 States, Canada,
   Zep Europe                                         disinfectants, polishes, floor                  Puerto Rico, and
   Selig Chemical Industries                          finishes, degreasers, water                     Western Europe.
   National Chemical                                  treatments, pesticides,
                                                      insecticides, and herbicides.

ENVELOPE
   Atlantic Envelope Company                       Custom business envelopes and                   South and Southwest.
   ATENCO Filing Systems                              courier packages and specialty
   Lyon Folder Company                                filing products.
   Techno-Aide/Stumb Metal Products Company

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

     Divisions                                     Principal Products or Services                        Marketing Area
     ---------                                     ------------------------------                        --------------
PRODUCTS AND SERVICES FOR THE CONSUMER

CHEMICAL
Enforcer Products, Inc.                            Pesticides, insecticides, rodenticides,         Throughout the United States
                                                      herbicides, cleaners, plumbing
                                                      pipe and sewer drain cleaners
                                                      and clog removers

LIGHTING EQUIPMENT
   Home-Vue Lighting                               Fluorescent work lamps, recessed                Throughout the United States
   Light Concepts                                     and track lighting, and other
                                                      decorative fluorescent fixtures.

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

Raw Materials

There were no significant shortages of materials or components during the years ended August 31, 1997, 1996, and 1995. No one commodity or supplier provided a significant portion of the company's material requirements.

Total Employment

The registrant employs approximately 16,100 people.

Financial Information about Industry Segments

The financial information required by this item is included on page 39 of the company's annual report for the year ended August 31, 1997, under the caption "Business Segment Information" and is incorporated herein by reference.

ITEM 2. PROPERTIES

The general offices of the company are located in Atlanta, Georgia. Because of the diverse nature of the operations and the large number of individual locations, it is neither practical nor significant to describe all of the operating facilities owned or leased by the company. The following listing summarizes the significant facility categories by business:

                             Number of Facilities
                             --------------------
Division                     Owned         Leased                       Nature of Facilities
--------                     --------------------                       --------------------
Lighting Equipment              7             5                         Manufacturing plants
                                1             6                         Distribution centers
                               --            14                         Field warehouses

Textile Rental                 37            10                         Linen plants
                                6            16                         Linen service centers
                               --             1                         Distribution centers

Chemical                       10             4                         Manufacturing plants
                               22            49                         Distribution centers
                               --             2                         Sales offices

Envelope                        6             4                         Manufacturing plants
                               --             2                         Warehouses
                               --             1                         Sales office

Corporate Office                1            --                         Corporate headquarters


ITEM 3. LEGAL PROCEEDINGS

The registrant is neither a party to nor is its property subject to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended August 31, 1997.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is included on the inside back cover of the company's annual report for the year ended August 31, 1997, under the captions "Listing," "Shareholders of Record," and "Common Share Prices and Dividends per Share" and is incorporated here by reference.


ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is included on pages 44 and 45 of the company's annual report for the year ended August 31, 1997, under the caption "Ten-Year Financial Summary" and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is included on pages 41 through 43 of the company's annual report for the year ended August 31, 1997, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

From time to time, the company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the company notes that a variety of factors could cause the company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the company's business include without limitation the following: (a) the uncertainty of general business and economic conditions, particularly the potential for a slow down in nonresidential construction awards; (b) the ability to achieve strategic initiatives, including but not limited to: the ability to achieve sales growth across the business segments through a combination of increased pricing, enhanced sales force, new products and improved customer service; share repurchases; and acquisitions.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included on pages 26 through 40 of the company's annual report for the year ended August 31, 1997, under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Report of Independent Public Accountants" and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item, with respect to directors, is included on pages 2 through 4 under the caption "Information Concerning Nominees" of the company's proxy statement for the annual meeting of stockholders to be held January 7, 1998, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of the company are elected at the organizational meeting of the Board of Directors in January.

Name and age of each executive officer                               Business experience of executive officers during the five
and positions held with the company                                  years ended August 31, 1997 and term in office.
---------------------------------------------------                  ----------------------------------------------------------
James S. Balloun, age 59                                             Mr. Balloun was elected Chairman and Chief Executive
Chairman, President, and                                             Officer effective February, 1996 and assumed the role
Chief Executive Officer                                              of President in October, 1996. Previously, he served
and Director                                                         McKinsey & Company as a Director.

David Levy, age 60                                                   Mr. Levy was elected Executive Vice President,
Executive Vice President,                                            Administration in October, 1992. He served as Senior
Administration and Counsel                                           Vice President, Secretary and Counsel from 1982 through
and Director                                                         September, 1992.

Brock A. Hattox, age 49                                              Mr. Hattox was elected Executive Vice President and
Executive Vice President and                                         Chief Financial Officer effective September, 1996.
Chief Financial Officer                                              Previously, he served McDermott International, Inc., as
                                                                     Chief Financial Officer since 1991 and President of the
                                                                     Engineering and Construction Group since 1995.

Stewart A. Searle III, age 46                                        Mr. Searle was elected Senior Vice President, Planning
Senior Vice President,                                               and Development effective June, 1996.  Previously, he served
Planning and Development                                             four years with Equifax as Senior Vice President of
                                                                     Development.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is included on pages 4 through 14 under the captions "Compensation of Directors," "Other Information Concerning the Board and its Committees," "Compensation Committee Interlocks and Insider Participation," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises and Fiscal Year-End Option Values," "Employment Contracts, Severance Arrangements, and Other Agreements," and "Pension and Supplemental Retirement Benefits" of the company's proxy statement for the annual meeting of stockholders to be held January 7, 1998, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included on page 6 under the caption "Beneficial Ownership of the Corporation's Securities" of the company's proxy statement for the annual meeting of stockholders to be held January 7, 1998, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included on page 5 under the caption "Certain Relationships and Transactions" of the company's proxy statement for the annual meeting of stockholders to be held January 7, 1998, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND REPORTS ON FORM 8-K

(a)   The following documents are filed as a part of this report:

      (1)  Financial Statements

           The company's 1997 Annual Report contains the consolidated balance sheets as of August 31, 1997 and 1996, the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in |the period ended August 31, 1997, and the related report of Arthur Andersen LLP. The financial statements, incorporated herein by reference, include the following:

           Consolidated Balance Sheets - August 31, 1997 and 1996

           Consolidated Statements of Income for the years ended August 31, 1997, 1996, and 1995

           Consolidated Statements of Stockholders' Equity for the years ended August 31, 1997, 1996, and 1995

           Consolidated Statements of Cash Flows for the years ended August 31, 1997, 1996, and 1995

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

      (3)  Exhibits filed with this report

           Reference No. from
           Reg. 229.601
           Item 601          Description of Exhibit
           ----------------- ----------------------
             3               Restated Certificate of Incorporation and  By-Laws

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

                             (1)  Directors' Deferred Compensation Plan

                             (2)  Executives' Deferred Compensation Plan and
                                  Amendments

                             (3)  Restated and Amended Supplemental Retirement
                                  Plan for Executives of National Service
                                  Industries, Inc., Amendments and Appendices

                             (4)  The National Service Industries, Inc.
                                  Senior Management Benefit Plan and Amendments

           Reference No. from
           Reg. 229.601
           Item 601          Description of Exhibit
           --------          ----------------------
                             (5)  Severance Protection Agreement between
                                  National Service Industries, Inc.
                                  and David Levy and Amendment

                             (6)  Severance Protection Agreements between
                                  National Service Industries, Inc. and
                                  (a)  James S. Balloun
                                  (b)  Stewart A. Searle III
                                  (c)  Brock A. Hattox
                                  and Amendment

                             (7)  Bonus Letter Agreements between National
                                  Service Industries, Inc. and
                                  (a)  James S. Balloun
                                  (b)  David Levy
                                  (c)  Stewart A. Searle III
                                  (d)  Brock A. Hattox
                                  and Supplemental Letter Agreement

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

                             (10) Nonqualified Stock Option Agreement for
                                  Corporate Officers between National Service
                                  Industries, Inc. and
                                  (a)  James S. Balloun
                                  (b)  D. Raymond Riddle
                                  (c)  Don W. Hubble
                                  (d)  David Levy
                                  (e)  J. Robert Hipps
                                  (f)  Brock A. Hattox

                             (11) Nonqualified Stock Option Agreement for
                                  Corporate Officers Effective Beginning
                                  September 21, 1994 between National Service
                                  Industries, Inc. and
                                  (a)  D. Raymond Riddle
                                  (b)  Don W. Hubble
                                  (c)  David Levy

                             (12) Benefits Protection Trust Agreement and
                                  Amendments

                             (13) Executive Benefits Trust Agreement and
                                  Amendment

                             (14) Consulting Agreement between National Service
                                  Industries, Inc. and Erwin Zaban and Amendment

                             (15) 1992 Nonemployee Directors' Stock Option Plan
                                  Effective September 16, 1992

         Reference No. from
         Reg. 229.601
         Item 601            Description of Exhibit
         --------            ----------------------
                             (16)  Nonemployee Directors' Stock Option Agreement
                                   between National Service Industries, Inc. and
                                   (a)      John L. Clendenin
                                   (b)      Robert M. Holder, Jr.
                                   (c)      F. Ross Johnson
                                   (d)      James C. Kennedy
                                   (e)      Donald R. Keough
                                   (f)      Bryan D. Langton
                                   (g)      Bernard Marcus
                                   (h)      John G. Medlin, Jr.
                                   (i)      Dr. Betty L. Siegel
                                   (j)      Erwin Zaban


                             (17)  National Service Industries, Inc. Executive
                                   Savings Plan Effective September 1, 1994 and Amendment

                             (18)  National Service Industries, Inc. Management
                                   Compensation and Incentive Plan Effective
                                   September 1, 1994

                             (19)  Split-Dollar Agreement among National Service
                                   Industries, Inc., D. Raymond Riddle, and
                                   Wachovia Bank of Georgia N.A. Dated January
                                   4, 1993 and Amendment

                             (20)  Letter Agreement between National Service
                                   Industries, Inc. and D. Raymond Riddle
                                   Dated March 28, 1995

                             (21)  Consulting Agreement between National Service
                                   Industries, Inc. and D. Raymond Riddle

                             (22)  Letter Agreement between National Service
                                   Industries, Inc. and D. Raymond Riddle,
                                   Dated April 10, 1995

                             (23)  Employment Letter Agreement between National
                                   Service Industries, Inc. and James
                                   S. Balloun, Dated February 1, 1996

                             (24)  Severance Agreement between National Service
                                   Industries, Inc. and J. Robert Hipps,
                                   Dated May 14, 1996

                             (25)  Letter Agreement between National Service
                                   Industries, Inc. and J. Robert Hipps,
                                   Dated May 24, 1996

                             (26)  National Service Industries, Inc. Nonemployee
                                   Director Deferred Stock Unit Plan, Effective
                                   June 1, 1996

                             (27)  Severance Agreement between National Service
                                   Industries, Inc. and Don W. Hubble, Dated
                                   July 22, 1996

                             (28)  Employment Letter Agreement between National
                                   Service Industries, Inc. and Brock A.
                                   Hattox, Dated August 26, 1996

         Reference No. from
         Reg. 229.601
         Item 601                  Description of Exhibit
         --------                  ----------------------
                             (29)  Incentive Stock Option Agreement Effective
                                   Beginning September 17, 1996 between
                                   National Service Industries, Inc. and
                                   (a)    James S. Balloun
                                   (b)    David Levy
                                   (c)    Stewart A. Searle III

                             (30)  Nonqualified Stock Option Agreement for
                                   Executive Officers Effective Beginning
                                   September 17, 1996 between National Service
                                   Industries, Inc. and
                                   (a)    James S. Balloun
                                   (b)    David Levy
                                   (c)    Stewart A. Searle III
                                   (d)    Brock A. Hattox

                             (31)  National Service Industries, Inc. Long-Term
                                   Achievement Incentive Plan Effective
                                   September 17, 1996

                             (32)  Aspiration Achievement Incentive Award
                                   Agreements between National Service
                                   Industries, Inc. and
                                   (a)    James S. Balloun
                                   (b)    Brock A. Hattox
                                   (c)    David Levy
                                   (d)    Stewart A. Searle III

                                   [a confidential portion of which has been omitted and filed separately with the Securities and Exchange Commission]

                             (33)  National Service Industries, Inc.
                                   Supplemental Deferred Savings Plan Effective
                                   September 18, 1996

                             (34)  Letter Agreement Between National Service
                                   Industries, Inc. and Don W. Hubble Dated
                                   October 18, 1996, amending as of that date the Incentive Stock Option Agreement Dated
                                   September 15, 1993, the Incentive Stock
                                   Option Agreement Dated September 21, 1994, the Nonqualified Stock Option Agreement
                                   Dated September 21, 1994, the Incentive
                                   Stock Option Agreement Dated September 20,
                                   1995, and the Nonqualified Stock Option
                                   Agreement Dated September 20, 1995.

                             (35)  Stock Option Agreement for Nonemployee
                                   Directors Dated March 19, 1997 between
                                   National Service Industries, Inc. and
                                   (a)    John L. Clendenin
                                   (b)    Senator Sam Nunn

                  11               Computations of Net Income per Share of
                                   Common Stock

                  13               Information Incorporated by Reference from
                                   Annual Report for the Year Ended
                                   August 31, 1997

                  21               List of Subsidiaries

                  23               Consent of Independent Public Accountants

           Reference No. from
           Reg. 229.601
           Item 601             Description of Exhibit
           --------             ----------------------
                24              Powers of Attorney

                27              (1) Financial Data Schedule for the Year Ended
                                August 31, 1997 (for SEC use only)


(b) The registrant filed a report on Form 8-K dated July 14, 1997, which reported the sale of certain assets of the Textile Rental segment to G & K Services, Inc. The financial statements filed as an exhibit to the report were:
      Unaudited Pro Forma Balance Sheet as of February 28, 1997.

      Unaudited Pro Forma Statement of Operations for the six months ended February 28, 1997.

      Unaudited Pro Forma Statement of Operations for the year ended August 31, 1996.

(c) Exhibits 2, 9, 12, 18, 22, and 28 have been omitted because they are not applicable.

(d)   Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NATIONAL SERVICE INDUSTRIES, INC.



Date: November 20, 1997         By:   /s/ Kenyon W. Murphy
      -----------------         -----------------------------------------------
                                Kenyon W. Murphy
                                Vice President, Secretary, and Associate Counsel


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                                Title
----------------                   --------------------------
    James S. Balloun*              Chairman, President, and Chief Executive
                                   Officer and Director

    Brock  Hattox*                 Executive Vice President and
                                   Chief Financial Officer

    Mark R. Bachmann*              Vice President and Controller

    John L. Clendenin*             Director

    Thomas C. Gallagher*           Director

    Robert M. Holder, Jr.*         Director

    James C. Kennedy*              Director
                                                                                --November 20, 1997
    David Levy*                    Director

    Bernard Marcus*                Director

    John G. Medlin, Jr.*           Director

    Samuel A. Nunn*                Director

    Herman J. Russell*             Director

    Betty L. Siegel*               Director

    Barrie A. Wigmore*             Director

*By /s/  David Levy                                   Attorney-in-Fact
    -----------------------
    David Levy

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE




To National Service Industries, Inc.:


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in NATIONAL SERVICE INDUSTRIES, INC. and subsidiaries' annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 20, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 in this Form 10-K is the responsibility of the company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                                        ARTHUR ANDERSEN LLP



Atlanta, Georgia
October 20, 1997

                                                                 Page 15
                                                                 SCHEDULE II



               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED AUGUST 31, 1997, 1996, AND 1995
                                 (In thousands)


                                                                   Additions Charged to
                                         Balance at        ----------------------------------                            Balance at
                                         Beginning          Costs and              Other                                    End
        Description                      of Period          Expenses            Accounts (1)      Deductions (2)         of Period
-----------------------------          --------------      ------------        ---------------   ----------------      ------------

YEAR ENDED AUGUST 31, 1997:
  Deducted in the balance sheet
    from the asset to which it applies-
      Reserve for doubtful accounts       $  5,807           $   2,276           $   (745)          $  3,036            $   4,302
                                          ========           =========           ========           ========           ==========



YEAR ENDED AUGUST 31, 1996:
  Deducted in the balance sheet
    from the asset to which it applies-
      Reserve for doubtful accounts       $  6,467           $   2,708           $   (964)          $  2,404            $   5,807
                                          ========           =========           ========           ========           ==========



YEAR ENDED AUGUST 31, 1995:
  Deducted in the balance sheet
    from the asset to which it applies-
      Reserve for doubtful accounts       $  7,385           $   3,170           $   (384)          $  3,704            $   6,467
                                          ========           =========           ========           =========           ==========









(1) Recoveries credited to reserve, reserves recorded in acquisitions, and reserves removed in sale of businesses.
(2)  Uncollectible accounts written off.

                                INDEX TO EXHIBITS

                                                                                Page No.
                                                                                --------
EXHIBIT 3             -Restated Certificate of Incorporation                    Reference is made to Exhibit 3 of registrant's
                                                                                Form 10-Q for the quarter ended May 31, 1992,
                                                                                which is incorporated herein by reference.

                      -By-Laws as Amended and Restated  June 21, 1989           Reference is made to Exhibit 3 of registrant's
                                                                                Form 10-K for the fiscal year ended August 31, 1989,
                                                                                which is incorporated herein by reference.

EXHIBIT 4             -Shareholder Rights Plan Adopted  May 9, 1988             Reference is made to Exhibit 1 of registrant's Form
                                                                                8-A as filed with the Commission on May 11, 1988,
                                                                                which is incorporated herein by reference.

EXHIBIT 10(i)         -Section 168 Agreement and  Election Dated                Reference is made to Exhibit 10(i) of
                       April 9, 1982 between National Service                   registrant's Form 10-K for the fiscal year
                       Industries, Inc. and Oglethorpe Power                    ended August 31, 1982, which is incorporated
                       Corporation                                              herein by reference.

EXHIBIT 10(iii)A       Management Contracts and Compensatory Arrangements:

                       (1)  -Director's Deferred Compensation Plan              Reference is made to Exhibit 10(iii)A(b) of
                                                                                registrant's Form 10-K for the fiscal year
                                                                                ended August 31, 1982, which is incorporated
                                                                                herein by reference.

                       (2)  -(a)Executives' Deferred Compensation Plan          Reference is made to Exhibit 19 of registrant's
                                                                                Form 10-K for the fiscal year ended August 31,
                                                                                1982, which incorporated herein by reference.

                            (b)First Amendment To Executives'                   Reference is made to Exhibit 10(iii)A(b)-(ii)
                            Deferred Compensation Plan, Dated                   of registrant's Form 10-K for the fiscal year
                            September 21, 1989                                  ended August 31, 1989, which is incorporated
                                                                                herein by reference.

                            (c)Second Amendment to Executives'                  Reference is made to Exhibit 10(iii)A(a) of
                            Deferred Compensation Plan,                         registrant's Form 10-Q for the quarter ended
                            Effective as of September 1, 1994.                  November 30, 1994, which is incorporated herein
                                                                                by reference.

                            (d)Amendment No. 3 to Executives'                   Reference is made to Exhibit 10(iii)A(2)(d) of
                            Deferred Compensation Plan dated                    registrant's Form 10-K for the fiscal year
                            August 31, 1996                                     ended August 31, 1996, which is incorporated
                                                                                herein by reference.

                      (3)  -(a)Restated and Amended Supplemental                Reference is made to Exhibit 10(iii)A(c)-(i)
                            Retirement Plan for Executives of National          of registrant's Form 10-K for the fiscal year
                            Service Industries, Inc. (Supplemental              ended August 31, 1993, which is incorporated
                            Pension Plan)                                       herein by reference.



                                INDEX TO EXHIBITS

                                                                                Page No.
                                                                                --------
                            (b)Amendment to Restated and Amended                Reference is made to Exhibit 10(iii)A(a) of
                            Supplemental Retirement Plan for Executives         registrant's Form 10-Q for the quarter ended
                            of National Service Industries, Inc.                February 28, 1994, which is incorporated
                            (Supplemental Pension Plan)                         herein by reference.

                            (c)Appendix B to Restated and Amended               Reference is made to Exhibit 10(iii)A(e) of
                            Supplemental Retirement Plan for Executives         registrant's Form 10-Q for the quarter ended
                            of National Service Industries, Inc.                February 29, 1996, which is incorporated
                            (Supplemental Pension Plan), Effective              herein by reference.
                            February 1, 1996

                            (d)Appendix C to Restated and Amended               Reference is made to Exhibit 10(iii)A(d) of
                            Supplemental Retirement Plan for Executives         of registrant's Form 10-Q for the quarter ended
                            National Service Industries, Inc. (Supplemental     May 31, 1996, which is incorporated herein
                            Pension Plan), Effective May 31, 1996               by reference.

                            (e)Amendment No. 2 to Restated and Amended          Reference is made to Exhibit 10(iii)A(3)(e)
                            Supplemental Retirement Plan for Executives of      of registrant's Form 10-K for the fiscal year
                            National Service Industries, Inc. (Supplemental     ended August 31, 1996, which is incorporated
                            Pension Plan) Dated August 31, 1996                 herein by reference.

                       (4)  -(a)The National Service Industries, Inc.           Reference is made to Exhibit 10(iii)A(f) of
                            Senior Management Benefit Plan, Dated               registrant's Form 10-K for the fiscal year
                            August 15, 1985                                     ended August 31, 1985, which is incorporated
                                                                                herein by reference.

                            (b)First Amendment to National Service              Reference is made to Exhibit 10(iii)A(e)-(ii)
                            Industries, Inc. Senior Management Benefit          of registrant's Form 10-K for the fiscal year
                            Plan,  Dated September 21, 1989                     ended August 31, 1989, which is incorporated
                                                                                herein by reference.

                            (c)Amendment No. 2 to National Service              Reference is made to Exhibit 10(iii)A(d)(iii) of
                            Industries, Inc. Senior Management Benefit          registrant's Form 10-K for the fiscal year
                            Plan,  Dated September 16, 1994                     ended August 31, 1994, which is incorporated
                                                                                herein by reference.

                            (d)Amendment No. 3 to National Service              Reference is made to Exhibit 10(iii)A(4)(d) of
                            Industries, Inc. Senior Management Benefit          registrant's Form 10-K for the fiscal year ended
                            Plan, Dated August 31, 1996                         August 31, 1996, which is incorporated herein
                                                                                by reference.

                      (5)   -(a)Severance Protection Agreement between          Reference is made to Exhibit 10(iii)A(h) of
                            National Service Industries, Inc. and David         registrant's Form 10-K for the fiscal year
                            Levy                                                ended August 31, 1989, which is incorporated
                                                                                herein by reference.

                            (b)Amendment to Severance Protection                Reference is made to Exhibit 10(iii)A(5)(b) of
                            Agreement between National Service Industries,      registrant's Form 10-K for the fiscal year
                            Inc. and David Levy, Dated August 31, 1996          ended August 31, 1996, which is incorporated
                                                                                herein by reference.

                                INDEX TO EXHIBITS

                                                                                Page No.
                                                                                --------
                           (6)  -(a)Severance Protection Agreements between     Reference is made to Exhibit 10(iii)A(c) of
                                National Service Industries, Inc. and           registrant's Form 10-Q for the quarter
                                (i)   James S. Balloun (February 1, 1996)       ended February 29, 1996, which is incorporated
                                (ii)  Stewart A. Searle III (June 19, 1996)     herein by reference.
                                (iii) Brock A. Hattox (September 9, 1996)

                                (b) Amendment to Severance Protection           Reference is made to Exhibit 10(iii)A(6)(b) of
                                Agreements, Dated August 31, 1996               registrant's Form 10-K for the fiscal year ended
                                                                                August 31, 1996, which is incorporated herein
                                                                                by reference.

                           (7)  -(a)Bonus Letter Agreements between             Reference is made to Exhibit 10(iii)A(j) of
                                National Service Industries, Inc. and           registrant's Form 10-K for the fiscal year
                                (i)   James S. Balloun (February 1, 1996)       ended August 31, 1989 and to Exhibit
                                (ii)  David Levy (October 1, 1989)              10(iii)A(d) of the registrant's Form 10-Q for the
                                (iii) Stewart A. Searle III (June 19, 1996)     quarter ended February 29, 1996, which are
                                (iv)  Brock A. Hattox (September 9, 1996)       incorporated herein by reference.

                                (b)Supplemental Letter Agreement, Dated         Reference is made to Exhibit 10(iii)A(7)(b) of
                                    August 31, 1996                             registrant's Form 10-K for the fiscal year
                                                                                ended August 31, 1996, which is incorporated
                                                                                herein by reference.

                           (8)  -(a)Long-Term Incentive Program,  Dated         Reference is made to Exhibit 10(iii)A(k) of
                                September 20, 1989                              registrant's Form 10-K for the fiscal year
                                                                                ended August 31, 1989, which is incorporated
                                                                                herein by reference.

                                (b)Amendment No. 1 to Long-Term                 Reference is made to Exhibit 10(iii)A(h)(ii) of
                                Incentive Program,  Dated September 21,         registrant's Form 10-K for the fiscal year
                                1994                                            ended August 31, 1994, which is incorporated
                                                                                herein by reference.

                           (9)  -Incentive Stock Option Agreements between      Reference is made to Exhibit 10(iii)A(l) of
                                National Service Industries, Inc., and          registrant's Form 10-K for the fiscal year
                                (a)  D. Raymond Riddle                          ended August 31, 1989, which is incorporated
                                (b)  Don W. Hubble                              herein by reference.
                                (c)  David Levy
                                (d)  J. Robert Hipps
                                (e)  Stewart A. Searle III
                                (f)  Brock A. Hattox

                           (10) -Nonqualified Stock Option Agreement for        Reference is made to Exhibit 10(iii)A(j) of
                                Corporate Officers between National Service     registrant's Form 10-K for the fiscal year
                                Industries, Inc. and                            ended August 31, 1992, which is incorporated
                                (a)  James S. Balloun                           herein by reference.
                                (b)  D. Raymond Riddle
                                (c)  Don W. Hubble
                                (d)  David Levy
                                (e)  J. Robert Hipps
                                (f)  Brock A. Hattox

                                INDEX TO EXHIBITS

                                                                                Page No.
                                                                                --------
                           (11)     -Nonqualified Stock Option Agreement for    Reference is made to Exhibit 10(iii)A(k) of
                                    Corporate Officers Effective Beginning      registrant's Form 10-K for the fiscal year
                                    September 21, 1994 between National         ended August 31, 1994, which is incorporated
                                    Service Industries, Inc. and                herein by reference.
                                    (a)     D. Raymond Riddle
                                    (b)     Don W. Hubble
                                    (c)     David Levy

                           (12)     -(a)Benefits Protection Trust Agreement     Reference is made to Exhibit 10(iii)A(n) of
                                    Dated July 5, 1990,  between National       registrant's Form 10-K for the fiscal year
                                    Service Industries, Inc. and Wachovia       ended August 31, 1990, which is incorporated
                                    Bank and Trust Company                      herein by reference.

                                    (b)Amended Schedule 1 of  Benefits          Reference is made to Exhibit 10(iii)A(k)-(ii) of
                                    Protection Trust Agreement between          registrant's Form 10-K for the fiscal year
                                    National Service Industries, Inc. and       ended August 31, 1993, which is incorporated
                                    Wachovia Bank and Trust Company             herein by reference.
                                    Dated September 15, 1993

                                    (c)Amendment to Benefits Protection         Reference is made to Exhibit 10(iii)A(12)(c) of
                                    Trust Agreement between National            registrant's Form 10-K for the fiscal year
                                    Service Industries, Inc. and Wachovia       ended August 31, 1996, which is incorporated
                                    Bank and Trust Company and Adoption,        herein by reference.
                                    Dated August 31, 1996

                           (13)     -(a)Executive Benefits Trust Agreement      Reference is made to Exhibit 10(iii)A(o) of
                                    Dated July 5, 1990, between National        registrant's Form 10-K for the fiscal year
                                    Service Industries, Inc. and Wachovia       ended August 31, 1990, which is incorporated
                                    Bank and Trust Company                      herein by reference.

                                    (b)Amendment to Executive Benefits          Reference is made to Exhibit 10(iii)A(13) of
                                    Trust Agreement between National            registrant's Form 10-K for the fiscal year
                                    Service Industries, Inc. and Wachovia       ended August 31, 1996, which is incorporated
                                    Bank and Trust Company and Adoption,        herein by reference.
                                    Dated August 31, 1996

                           (14)     -(a)Consulting Agreement between            Reference is made to Exhibit 10(iii)A of
                                    National Service Industries, Inc. and       registrant's Form 10-Q for the quarter ended
                                    Erwin Zaban Dated December 30, 1991         November 30, 1991, which is incorporated
                                                                                herein by reference.

                                    (b)Letter Agreement Dated March 21,         Reference is made to Exhibit 10(iii)A(a) of
                                    1996 amending the Consulting Agreement      registrant's Form 10-Q for the quarter ended
                                    between National Service Industries, Inc.   May 31, 1996, which is incorporated herein
                                    and Erwin Zaban, Dated December 31, 1991    by reference.

                           (15)     -1992 Nonemployee Directors' Stock Option   Reference is made to Exhibit 10(iii)A(o) of
                                    Plan Effective September 16, 1992           registrant's Form 10-K for the fiscal year
                                                                                ended August 31, 1992, which is incorporated
                                                                                herein by reference.


                                INDEX TO EXHIBITS

                                                                                Page No.
                                                                                --------
                           (16) -Nonemployee Directors' Stock Option            Reference is made to Exhibit 10(iii)A(q) of
                                Agreement between National Service              registrant's Form 10-K for the fiscal year
                                Industries, Inc. and                            ended August 31, 1994, which is incorporated
                                (a) John L. Clendenin                           herein by reference.
                                (b) Robert M. Holder, Jr.
                                (c) F. Ross Johnson
                                (d) James C. Kennedy
                                (e) Donald R. Keough
                                (f) Bryan D. Langton
                                (g) Bernard Marcus
                                (h) John G. Medlin, Jr.
                                (i) Dr. Betty L. Siegel
                                (j) Erwin Zaban

                           (17) -(a)National Service Industries, Inc.           Reference is made to Exhibit 10(iii)A(s) of
                                Executive Savings Plan Effective                registrant's Form 10-K for the fiscal year
                                September 1, 1994                               ended August 31, 1994, which is incorporated
                                                                                herein by reference.

                                (b)Amendment No. 1 to National Service          Reference is made to Exhibit 10(iii)A(17)(b) of
                                Industries, Inc. Executive Savings Plan,        registrant's Form 10-K for the fiscal year
                                Dated August 31, 1996.                          ended August 31, 1996, which is incorporated
                                                                                herein by reference.

                           (18) -(a)National Service Industries, Inc.           Reference is made to Exhibit 10(iii)A(t) of
                                Management Compensation and Incentive           registrant's Form 10-K for the fiscal year
                                Plan Effective September 1, 1994                ended August 31, 1994, which is incorporated
                                                                                herein by reference.

                           (19) -(a)Split-Dollar Agreement among National       Reference is made to Exhibit 10(iii)A(a)(i) of
                                Service Industries, Inc., D. Raymond Riddle,    registrant's Form 10-Q for the quarter ended
                                and Wachovia Bank of Georgia, N.A. dated        February 28, 1995, which is incorporated
                                January 4, 1993                                 herein by reference.

                                (b)First Amendment to Split-Dollar              Reference is made to Exhibit 10(iii)A(a)(ii) of
                                Agreement among National Service                registrant's Form 10-Q for the quarter ended
                                Industries, Inc., D. Raymond Riddle, and        February 28, 1995, which is incorporated
                                Wachovia Bank of Georgia, N.A. effective        herein by reference.
                                March 30, 1995

                           (20) -(a)Letter Agreement between National           Reference is made to Exhibit 10(iii)A(b) of
                                Service Industries, Inc. and D. Raymond         registrant's Form 10-Q for the quarter ended
                                Riddle dated March 28, 1995, amending as        February 28, 1995, which is incorporated
                                of September 21, 1994 the Incentive Stock       herein by reference.
                                Option Agreement dated January 6, 1993,
                                the Nonqualified Stock Option Agreement
                                dated January 6, 1993, and the Nonqualified
                                Stock Option Agreement dated September 15,
                                1993 between National Service Industries, Inc.
                                and D. Raymond Riddle


                                INDEX TO EXHIBITS

                                                                                Page No.
                                                                                --------
                           (21) -(a)Consulting Agreement between National       Reference is made to Exhibit 10(iii)A(c) of
                                Service Industries, Inc. and D. Raymond         registrant's Form 10-Q for the quarter ended
                                Riddle dated March 30, 1995                     February 28, 1995, which is incorporated
                                                                                herein by reference.

                           (22) -(a)Letter Agreement between National           Reference is made to Exhibit 10(iii)A(d) of
                                Service Industries, Inc. and D. Raymond         registrant's Form 10-Q for the quarter ended
                                Riddle dated April 10, 1995, amending as        February 28, 1995, which is incorporated
                                of March 15, 1995 the Incentive Stock           herein by reference.
                                Option Agreement dated January 6, 1993,
                                the Nonqualified Stock Option Agreement
                                dated January 6, 1993, the    Nonqualified
                                Stock Option Agreement dated September
                                15, 1993, and the Nonqualified Stock
                                Option Agreement dated September 21,
                                1994 between National Services Industries,
                                Inc. and D. Raymond Riddle

                          (23)  -(a)Employment Letter Agreement between         Reference is made to Exhibit 10(iii)A(a) of
                                National Service Industries, Inc. and James     registrant's Form 10-Q for the quarter ended
                                S. Balloun, Dated February 1, 1996              February 29, 1996, which is incorporated herein
                                                                                by reference.

                                [a confidential portion of which has been omitted and filed separately with the Securities and Exchange Commission]

                         (24)   -(a)Severance Agreement between National        Reference is made to Exhibit 10(iii)A(b) of
                                Service Industries, Inc. and J. Robert Hipps,   registrant's Form 10-Q for the quarter ended
                                Dated May 14, 1996                              May 31, 1996, which is incorporated herein
                                                                                by reference.

                         (25)   -(a)Letter Agreement between National           Refrence is made to Exhibit 10(iii)A(c) of
                                Service Industries, Inc. and J. Robert Hipps    regstrant's Form 10-Q for the quarter ended
                                Dated May 24, 1996, amending as of that         May 31, 1996, which is incorporated herein
                                date the Incentive Stock Option Agreement       by reference.
                                Dated September 19, 1990; the Incentive Stock
                                Option Agreement Dated December 18, 1991; the
                                Incentive Stock Option Agreement Dated September
                                16, 1992: the Nonqualified Stock Option
                                Agreement Dated September 16, 1992; the
                                Incentive Stock Option Agreement Dated September
                                15, 1993; the Nonqualified Stock Option
                                Agreement Dated September 15, 1993; the
                                Nonqualified Stock Option Agreement Dated
                                September 21, 1994; and the Nonqualified Stock
                                Option Agreement Dated September 20, 1995

                         (26)   -National Service Industries, Inc.              Reference is made to Exhibit 10(iii)A(26) of
                                Nonemployee Director Deferred Stock Unit        registrant's Form 10-K for the fiscal year
                                Plan, Effective June 1, 1996                    ended August 31, 1996, which is incorporated
                                                                                herein by reference.

                                INDEX TO EXHIBITS

                                                                                Page No.

                           (27) -Severance Agreement between National           Reference is made to Exhibit 10(iii)A(27) of
                                Service Industries, Inc. and Don W. Hubble,     registrant's Form 10-K for the fiscal year
                                Dated July 22, 1996                             ended August 31, 1996, which is incorporated
                                                                                herein by reference.

                           (28) -Employment Letter Agreement between            Reference is made to Exhibit 10(iii)A(28) of
                                National Service Industries, Inc. and Brock     registrant's Form 10-K for the fiscal year
                                A. Hattox, Dated August 26, 1996                ended August 31, 1996, which is incorporated
                                                                                herein by reference.

                           (29) -Incentive Stock Option Agreement               Reference is made to Exhibit 10(iii)A(5) of
                                Effective Beginning September 17, 1996          registrant's Form 10-Q for the quarter ended
                                between National Service Industries, Inc.       November 30, 1996, which is incorporated
                                and                                             herein by reference.
                                (a)   James S. Balloun
                                (b)   David Levy
                                (c)   Stewart A. Searle III

                           (30) -Nonqualified Stock Option Agreement            Reference is made to Exhibit 10(iii)A(6) of
                                for Executive Officers Effective Beginning      registrant's Form 10-Q for the quarter ended
                                September 17, 1996 between National             November 30, 1996, which is incorporated
                                Service Industries, Inc. and                    herein by reference.
                                (a)   James S. Balloun
                                (b)   David Levy
                                (c)   Stewart A. Searle III
                                (d)   Brock A. Hattox

                           (31) -National Service Industries, Inc. Long-        Reference is made to Exhibit 10(iii)A(7) of
                                Term Achievement Incentive Plan                 registrant's Form 10-Q for the quarter ended
                                Effective September 17, 1996                    November 30, 1996, which is incorporated
                                                                                herein by reference.

                           (32) -Aspiration Achievement Incentive Award         Reference is made to Exhibit 10(iii)A(8) of
                                Agreements between National Service             registrant's Form 10-Q for the quarter ended
                                Industries, Inc. and                            November 30, 1996, which is incorporated
                                (a)   James S. Balloun                          herein by reference.
                                (b)   Brock A. Hattox
                                (c)   David Levy
                                (d)   Stewart A. Searle III

                                [a confidential portion of which has been omitted and filed separately with the Securities and Exchange Commission]

                           (33) -National Service Industries, Inc. Supple-      Reference is made to Exhibit 10(iii)A(9) of
                                mental Deferred Savings Plan Effective          registrant's Form 10-Q for the quarter ended
                                September 18, 1996                              November 30, 1996, which is incorporated
                                                                                herein by reference.

                                INDEX TO EXHIBITS

                                                                                Page No.
                                                                                --------
                           (34) -Letter Agreement Between National              Reference is made to Exhibit 10(iii)A(10) of
                                Service Industries, Inc. and Don W.             registrant's Form 10-Q for the quarter ended
                                Hubble Dated October 18, 1996, amending         November 30, 1996, which is incorporated
                                as of that date the Incentive Stock Option      herein by reference.
                                Agreement Dated September 15, 1993, the
                                Incentive Stock Option Agreement Dated
                                September 21, 1994, the Nonqualified Stock
                                Option Agreement Dated September 21, 1994,
                                the Incentive Stock Option Agreement Dated
                                September 20, 1995, and the Nonqualified
                                Stock Option Agreement Dated September 20,
                                1995

                          (35)  -Stock Option Agreement for Nonemployee         Reference is made to Exhibit 10(iii)A of
                                Directors Dated March 19, 1997 between          registrant's Form 10-Q for the quarter ended
                                National Service Industries, Inc. and           May 31, 1997, which is incorporated herein
                                (a)  John L. Clendenin                          by reference.
                                (b)  Senator Sam Nunn

EXHIBIT 11            - Computations of Net Income per Share of                            24
                      Common Stock

EXHIBIT 13            - Information Incorporated by Reference from
                      Annual Report for the Year Ended August 31,
                      1997                                                                 25

EXHIBIT 21            - List of Subsidiaries                                               46

EXHIBIT 23            - Consent of Independent Public Accountants                          47

EXHIBIT 24            - Powers of Attorney                                                 48

EXHIBIT 27            - Financial Data Schedule for the Year
                      Ended August 31, 1997 (for SEC use only)                             59