Form 10-Q
period 1997-11-30
NATIONAL SERVICE INDUSTRIES INC
filed 1998-01-14
CIK 70538

Page 1 of 51
                                                        Exhibit Index on Page 12

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For quarter ended November 30, 1997             Commission file number 1-3208

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

Common Stock - $1.00 Par Value - 42,995,425 shares as of  December 31, 1997.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

      CONSOLIDATED BALANCE SHEETS -
           NOVEMBER 30, 1997 AND AUGUST 31, 1997                         3

      CONSOLIDATED STATEMENTS OF INCOME -
           THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996                 4

      CONSOLIDATED STATEMENTS OF CASH FLOWS -
           THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996                 5

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        6-7

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                8-9

PART II.  OTHER INFORMATION

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                          10

SIGNATURES                                                              11

EXHIBIT INDEX                                                           12

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              (Dollar amounts in thousands, except per-share data)

                                                       November 30,   August 31,
                                                           1997            1997
                                                       (Unaudited)
Current Assets:
      Cash and cash equivalents                         $    8,001  $     57,123
      Short-term investments                               152,086       205,302
      Receivables,  less reserves for doubtful
          accounts of $5,593 at November 30, 1997
          and $4,302 at August 31, 1997                    262,144       258,689
      Inventories, at the lower of cost (on a
           first-in, first-out basis) or market            198,284       179,046
      Linens in service, net of amortization                61,330        60,805
      Deferred income taxes                                 18,701        13,077
      Prepayments                                           10,302         6,716
           Total Current Assets                            710,848       780,758

Property, Plant, and Equipment, at cost:
      Land                                                  20,465        19,911
      Buildings and leasehold improvements                 141,661       138,933
      Machinery and equipment                              446,004       434,194
           Total Property, Plant, and Equipment            608,130       593,038
      Less-Accumulated depreciation and
          amortization                                     366,971       356,308
           Property, Plant, and Equipment-net              241,159       236,730

Other Assets:
   Goodwill and other intangibles                           54,955        50,166
   Other                                                    37,119        38,698
           Total Other Assets                               92,074        88,864
                Total Assets                            $1,044,081    $1,106,352

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Current maturities of long-term debt              $       92    $      116
      Notes payable                                          7,187         5,773
      Accounts payable                                      95,321       101,512
      Accrued salaries, commissions, and bonuses            30,880        34,776
      Current portion of self-insurance reserves            12,928        12,540
      Accrued taxes payable                                  9,601        38,351
      Other accrued liabilities                             96,783        88,932
           Total Current Liabilities                       252,792       282,000

Long-Term Debt, less current maturities                     26,442        26,197
Deferred Income Taxes                                       43,058        34,093
Self-Insurance Reserves, less current portion               51,033        57,056
Other Long-Term Liabilities                                 38,599        35,193

Stockholders' Equity:
      Series A participating  preferred stock,
          $.05 stated value, 500,000 shares
          authorized,  none issued
      Preferred stock, no par value, 500,000 shares
          authorized,  none issued
      Common stock, $1 par value, 80,000,000 shares
          authorized, 57,918,978 shares issued              57,919        57,919
      Paid-in capital                                       25,443        25,521
      Retained earnings                                    854,225       841,045
                                                           937,587       924,485
Less - Treasury stock, at cost (14,884,919
     shares at November 30, 1997 and 13,719,834
     shares at August 31, 1997)                            305,430       252,672
           Total Stockholders' Equity                      632,157       671,813
            Total Liabilities and Stockholders' Equity  $1,044,081    $1,106,352

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

Page 4
               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
              (Dollar amounts in thousands, except per-share data)

                                                        THREE MONTHS ENDED
                                                            NOVEMBER 30
(In thousands, except per-share data)                    1997         1996

Sales and Service Revenues:
      Net sales of products                          $ 409,518    $ 381,763
      Service revenues                                  78,066      130,130
           Total Revenues                              487,584      511,893

Costs and Expenses:
      Cost of products sold                            249,091      236,604
      Cost of services                                  45,148       75,578
      Selling and administrative expenses              152,628      158,382
      Interest (income) expense, net                    (2,002)       1,341
      Other expense, net                                   364          648
           Total Costs and Expenses                    445,229      472,553

Income before Provision for Income Taxes                42,355       39,340

Provision for Income Taxes                              15,687       14,506

Net Income                                           $  26,668    $  24,834

Per Share:
      Net income                                     $     .61    $     .54

      Cash dividends                                 $     .30    $     .29


Weighted Average Number of Shares
      Outstanding (thousands)                           43,600       45,957













The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                          Page 5
NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

                                                            THREE MONTHS ENDED
                                                                     NOVEMBER 30
                                                                1997        1996

Cash Provided by (Used for) Operating Activities
      Net income                                           $ 26,668    $ 24,834
      Adjustments to reconcile net income to
           net cash provided by operating activities:
           Depreciation and amortization                     11,831      14,832
           Provision for losses on accounts receivable        1,172       1,254
           Gain on the sale of property, plant,
               and equipment                                 (2,106)       (222)
           Gain on the sale of businesses                    (1,011)       (401)
           Change in assets and liabilities net of
             effect of acquisitions and divestitures-
                Receivables                                  (3,716)        888
                Inventories and linens in service, net      (19,795)     (1,408)
                Deferred income taxes                         3,423      (2,568)
                Prepayments and other                        (3,529)     (3,985)
                Accounts payable and accrued liabilities    (31,056)     12,690
                Self-insurance reserves and other
                    long-term liabilities                    (2,616)        832
                         Net Cash Provided by (Used for)
                         Operating Activities               (20,735)     46,746

Cash Provided by (Used for) Investing Activities
      Change in short-term investments                       53,216        --
      Purchases of property, plant, and equipment           (14,034)     (9,830)
      Sale of property, plant, and equipment                  1,499       1,816
      Sale of businesses                                      1,440       1,989
      Acquisitions                                           (6,077)     (1,876)
      Change in other assets                                  1,809         687
           Net Cash Provided by (Used for)
                Investing Activities                         37,853      (7,214)

Cash Provided by (Used for) Financing Activities
      Change in notes payable                                   109        --
      Repayment of long-term debt                               (25)        (30)
      Recovery of investment in tax benefits                   --           397
      Deferred income taxes from investment in
           tax benefits                                        --        (1,183)
      Purchase of treasury stock, net                       (52,836)    (33,429)
      Cash dividends paid                                   (13,301)    (13,435)
           Net Cash Used for Financing Activities           (66,053)    (47,680)
Effect of Exchange Rate Changes on Cash                        (187)        336

Net Change in Cash and Cash Equivalents                     (49,122)     (7,812)

Cash and Cash Equivalents at Beginning of Period             57,123      58,662

Cash and Cash Equivalents at End of Period                 $  8,001    $ 50,850

Supplemental Cash Flow Information:
      Income taxes paid during the period                  $ 38,017    $  7,305
      Interest paid during the period                         1,822       1,238

Noncash Investing and Financing Activities:
      Noncash aspects of sale of businesses--
           Receivables incurred                            $   --      $    347
           Liabilities assumed                                 --            10

Noncash aspects of acquisitions--
      Liabilities assumed or incurred                      $  2,061    $    300

The accompanying notes to consolidated financial statements are an integral part of these statements.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  BASIS OF PRESENTATION:

The interim consolidated financial statements included herein have been prepared by the company without audit and the condensed consolidated balance sheet as of August 31, 1997 has been derived from audited statements. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of November 30, 1997, the consolidated results of operations for the three months ended November 30, 1997 and 1996, and the consolidated cash flows for the three months ended November 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997.

The results of operations for the three months ended November 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year because the company's revenues and income are generally higher in the second half of its fiscal year and because of the uncertainty of general business conditions.

2. BUSINESS SEGMENT INFORMATION:
                                    Three Months Ended November 30
                                Sales and Service
                                  Revenues                 Operating Profit
                            1997           1996           1997          1996
                                             (In thousands)
  Lighting Equipment   $   268,658    $   227,447    $   27,637   $     21,372
  Chemical                 105,859         95,482         8,614         10,923
  Textile Rental            78,066        130,130         6,131          8,137
  Envelope                  35,001         31,351         2,534          2,113
  Other                         --         27,483            --          1,579
                       $   487,584    $   511,893        44,916         44,124
  Corporate                                              (4,563)        (4,134)
  Interest income (expense), net                          2,002           (650)
  Total                                              $   42,355   $     39,340

3. INVENTORIES:

Major classes of inventory as of November 30, 1997 and August 31, 1997 were as follows:
                                      November 30,                 August 31,
                                          1997                         1997
                                                  (In thousands)
Raw Materials and Supplies            $    78,272                 $     71,266
Work-in-Process                            10,142                       10,572
Finished Goods                            109,870                       97,208
     Total                            $   198,284                 $    179,046

4. NEW  ACCOUNTING  STANDARD

During the quarter ending February 28, 1998, the company is required to adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share." SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share," and promulgates new accounting standards for the computation and manner of presentation of the company's earnings per share. Earlier application is not permitted; however, upon adoption, the company will be required to restate previously reported annual and interim earnings per share in accordance with the provisions of SFAS No. 128. The adoption of SFAS No. 128 will not have a material impact on the computation or manner of presentation of the company's earnings per share as currently or previously presented under APB 15. The following table represents a reconciliation of basic and diluted weighted average shares and a pro forma calculation of earnings per share using the guidelines of SFAS No. 128.

                                                      Three Months Ended
                                                          November 30
                                                   1997                  1996
                                           (In thousands, except per-share data)

Basic weighted average shares outstanding,
     including shares contingently issuable       43,652                45,957

Add:  Shares of common stock assumed issued
      upon exercise of stock options using
      the "Treasury Stock" method as it applies
      to the computation of diluted earnings
      per share                                      452                   258

Diluted weighted average shares outstanding       44,104                46,215

Net earnings used in the computation of basic
     and diluted earnings per share              $26,668               $24,834

Pro Forma Earnings per Share:
      Basic                                         $.61                  $.54

      Diluted                                       $.60                  $.54

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following   discussion   should  be  read  in  conjunction   with  the
consolidated financial statements and related notes.

Financial  Condition

National Service Industries' financial position remained strong at November 30, 1997. Net working capital was $458.1 million, compared with $498.8 million at August 31, 1997, and the current ratio was 2.8, the same as at year end. Cash and short-term investments were $160.1 million, compared with $262.4 million at August 31. During the first quarter, the company invested $20.1 million in capital expenditures and acquisitions. The company also repurchased $55.0 million of its common stock. The percent of debt to total capitalization was 5.1 percent, up from 4.6 percent at August 31. Operating activities consumed $20.7 million in cash due largely to investment in inventories to support increased sales and the payment of taxes associated with the gain on the 1997 disposal of linen plants. Cash provided by operating activities was $46.7 million for the first quarter last year.

Capital expenditures, exclusive of acquisition spending, were $14.0 million for the first quarter this year and $9.8 million for the same period a year ago. Current-year spending consisted primarily of facility expansions and manufacturing process improvements in the lighting equipment segment, efficiency improvements and replacements of processing equipment and information systems in the textile rental segment, and facility and machinery replacements in the envelope segment. In the prior-year quarter, the lighting equipment segment invested in facilities improvements, equipment replacements, process improvements, and tooling for new products while textile rental segment spending consisted primarily of improvement of facilities and replacement of equipment and vehicles.

Current year acquisition spending of $6.1 million was due to the chemical segment's purchase of Pure Corporation, a specialty chemical company with its core businesses in Indiana, Pennsylvania, and New York. Acquisition spending of $1.9 million in the prior year was primarily the result of the chemical segment's purchase of an Ohio-based chemical products company.

During the quarter, fiscal 1997 year-end restructuring reserves were reduced by $2.7 million primarily for exit costs associated with the disposal of facilities and consolidation of operations and a minor amount of severance-related costs.

Dividend payments totaled $13.3 million, or 30 cents per share, compared with $13.4 million, or 29 cents per share, for the prior-year period. Effective January, 1998, the regular quarterly dividend rate was increased 3.3 percent to 31 cents per share, or an annual calendar year rate of $1.24 per share. During the quarter, the company repurchased 1.2 million of its common shares.

For the periods presented, capital expenditures, working capital needs, dividends, acquisitions, and share repurchases were financed primarily with internally generated funds. European operations were supplemented by short-term borrowings in the European market. Contractual commitments for capital and acquisition spending during the coming twelve months total $17 million. The company expects actual capital expenditures in 1998 to be somewhat higher than the 1997 level. Capital expenditures, excluding acquisition spending, were $49 million in 1997, $66 million in 1996, and $59 million in 1995. Late in fiscal 1996, the company negotiated a $250 million multi-currency committed credit facility with eleven domestic and international banks. The company has complimentary lines of credit totaling $62 million, of which $40 million is available domestically and $22 million is available on a multi-currency basis primarily from a European bank. Current liquid assets, internally generated funds, and the available credit are expected to meet the anticipated general operating cash requirements for the next twelve months.

Over the past year, the company has devoted significant internal resources in addressing the expected impact of the Year 2000 issue on its information technology infrastructure. At this point in time, the company does not believe that the Year 2000 issue will have a material impact on its financial position, results of operations, liquidity, or future business strategy.

Results of Operations

National Service Industries' earnings per share for the first quarter ended November 30, 1997 increased 13.0 percent to 61 cents compared with the same quarter a year ago. First quarter sales decreased 4.7 percent to $488 million. Net income of $26.7 million was 7.4 percent higher than a year ago. The higher net income and a 2.4 million reduction in average shares outstanding allowed earnings per share to increase 13.0 percent over last year's first quarter results.

The lighting equipment segment led the company in performance with reported sales of $268.7 million, an increase of 18.1 percent over the last year's first quarter sales of $227.4 million. Operating income increased 29.3 percent to $27.6 million, or 10.3 percent of revenues, compared with 9.4 percent of revenues the year earlier. The strong growth in sales and income reflected continued demand in the non-residential construction market. Another key contributor to the exceptional sales growth was the market acceptance of a newly redesigned fluorescent parabolic fixture along with related revenues from associated products.

First quarter chemical segment sales increased 10.9 percent to $105.9 million, due largely to the Enforcer acquisition in last year's third quarter. Operating income decreased to $8.6 million from last year's $10.9 million due in part to anticipated seasonal losses in the retail distribution channel. Also contributing to the reduced profitability were higher manufacturing costs, up-front expenses associated with increased penetration of the retail sales channel, and initiatives to improve the effectiveness of the sales force.

Textile rental segment sales declined 40.0 percent from last year's sales of $130.1 million as a result of the divestiture of the segment's uniform plants late in fiscal 1997. Operating income declined to $6.1 million from last year's $8.1 million. Excluding the divested units, sales of $78.0 million were even with last year. Related operating income increased by $1.0 million, and related operating profit margins improved to 7.9 percent from 6.5 percent. The margin improvement was due to incremental pricing and improved costs. Since the 1997 divestiture, the segment is operating more efficiently and is delivering positive economic profit.

Envelope segment sales increased 11.6 percent to $35.0 million, and operating profits increased 19.9 percent to $2.5 million due largely to higher sales unit volume.

Interest income improved due to the proceeds derived from the sale of the textile rental and insulation assets in 1997.

The provision for income taxes was 37.0 percent of pretax income for the quarter, compared with 36.9 percent the prior-year period.

From time to time, the company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the company notes that a variety of factors could cause the company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the company's business include without limitation the following: (a) the uncertainty of general business and economic conditions, particularly the potential for a slow down in nonresidential construction awards; (b) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of increased pricing, enhanced sales force, new products, and improved customer service; share repurchases; and acquisitions.

                           PART II. OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits are listed on the Index to Exhibits (page 12).

(b) There were no reports on Form 8-K for the three months ended November 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NATIONAL SERVICE INDUSTRIES, INC.
                                                       REGISTRANT

DATE  January  14, 1998                    /s/ David Levy
                                                   DAVID LEVY
                                       EXECUTIVE VICE PRESIDENT, ADMINISTRATION
                                                  AND COUNSEL



DATE  January 14, 1998                    /s/ Brock Hattox
                                              BROCK HATTOX
                                       EXECUTIVE VICE PRESIDENT AND
                                         CHIEF FINANCIAL OFFICER

                                INDEX TO EXHIBITS

                                                           Page No.

EXHIBIT 10 (iii)A  (1)-Nonemployee Directors' Stock        Reference is made to
                       Option Agreement between National   Exhibit 10(iii)A(q)
                       Service Industries, Inc. and        of registrant's Form
                       (a)  Barrie A. Wigmore              10-K for the fiscal
                       (b)  Thomas C. Gallagher            year ended August 31,
                                                           1994, which is
                                                           incorporated herein
                                                           by reference.

                   (2)-Employment Letter Agreement         14
                      between National Service Industries,
                        Inc. and James S. Balloun, Dated
                                February 1, 1996

                        [refiled to disclose confidential
                       information previously omitted and
                      filed separately with the Securities
                            and Exchange Commission]

                   (3)-Amendment No. 2 to Benefits         19
                       Protection Trust Agreement
                      between National Service Industries,
                        Inc. and Wachovia Bank and Trust
                        Company Dated September 23, 1997

                   (4)-Amended Schedule 1 of Benefits      23
                       Protection Trust Agreement between
                        National Service Industries, Inc.
                       and Wachovia Bank and Trust Company
                            Dated September 23, 1997

                   (5)-Amended Schedule 1 of Executive     24
                        Benefits Trust Agreement between
                        National Service Industries, Inc.
                       and Wachovia Bank and Trust Company
                            Dated September 23, 1997

                   (6)-Amendment No. 1 to National         25
                      Service Industries, Inc. Nonemployee
                        Director Deferred Stock Unit Plan
                           Effective December 1, 1997

                   (7)-Incentive Stock Option Agreement    27
                       Effective Beginning September 23,
                       1997 between National Service
                       Industries, Inc. and
                       (a)  James S. Balloun
                       (b)  Brock A. Hattox
                       (c)  David Levy
                       (d)  Stewart A. Searle III

                   (8)-Nonqualified Stock Option           33
                       Agreement For Executive Officers
                       Effective Beginning September 23,
                       1997 between National Service
                       Industries, Inc. and
                       (a)  James S. Balloun
                       (b)  Brock A. Hattox
                       (c)  David Levy
                       (d)  Stewart A. Searle III

                                                                         Page 13
                                INDEX TO EXHIBITS
                                    Page No.

EXHIBIT 10 (iii)A  (9)-Aspiration Achievement Incentive    39
                       Award Agreements between National
                       Service Industries, Inc. and
                       (a)   James S. Balloun
                       (b)   Brock A. Hattox
                       (c)   David Levy
                       (d)   Stewart A. Searle III

                      [a confidential portion of which has
                        been omitted and filed separately
                        with the Securities and Exchange
                                   Commission]

EXHIBIT 11             Computations of Net Income per       50
                       Share of Common Stock

EXHIBIT 27             Financial Data Schedules             51