Form 10-Q
period 1998-02-28
NATIONAL SERVICE INDUSTRIES INC
filed 1998-04-14
CIK 70538

Page 1 of 48
                                                        Exhibit Index on Page 12

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For quarter ended February 28, 1998                Commission file number 1-3208




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

                                      None

(Former Name,Former Address and Former Fiscal Year,if Changed Since Last Report)



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $1.00 Par Value - 42,438,799 shares as of  March 31, 1998.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.

PART I.  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

           CONSOLIDATED BALANCE SHEETS -
           FEBRUARY 28, 1998 AND AUGUST 31, 1997                           3

           CONSOLIDATED STATEMENTS OF INCOME -
           THREE MONTHS AND SIX MONTHS ENDED
           FEBRUARY 28, 1998 AND 1997                                      5

           CONSOLIDATED STATEMENTS OF CASH FLOWS -
           SIX MONTHS ENDED FEBRUARY 28, 1998 AND 1997                     5

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     6-7

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  8-9

PART II.  OTHER INFORMATION

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          10

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                             10

SIGNATURES                                                                 11

EXHIBIT INDEX                                                              12

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              (Dollar amounts in thousands, except per-share data)

                                                  February 28,     August 31,
                                                      1998            1997

ASSETS                                              (Unaudited)
Current Assets:
  Cash and cash equivalents                       $       69,030    $     57,123
  Short-term investments                                      58         205,302
  Receivables, less reserves for doubtful
     accounts of $6,054 at February 28, 1998             268,988         258,689
     and $4,302 at August 31, 1997
  Inventories, at the lower of cost                      193,136         179,046
     (on a first-in, first-out basis) or market
  Linens in service, net of amortization                  59,553          60,805
  Deferred income taxes                                   21,684          13,077
  Prepayments                                              9,986           6,716

    Total Current Assets                                 622,435         780,758

Property, Plant, and Equipment, at cost:
  Land                                                    20,442          19,911
  Buildings and leasehold improvements                   143,744         138,933
  Machinery and equipment                                463,928         434,194

    Total Property, Plant, and Equipment                 628,114         593,038
 Less-Accumulated depreciation and amortization          374,416         356,308

    Property, Plant, and Equipment-net                   253,698         236,730

Other Assets:
  Goodwill and other intangibles                          54,024          50,166
  Other                                                   38,122          38,698

    Total Other Assets                                    92,146          88,864

       Total Assets                                  $   968,279      $1,106,352

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt               $        93      $      116
  Notes payable                                            6,534           5,773
  Accounts payable                                        85,197         101,512
  Accrued salaries, commissions, and bonuses              24,908          34,776
  Current portion of self-insurance reserves              12,616          12,540
  Accrued taxes payable                                       --          38,351
  Other accrued liabilities                               74,514          88,932

    Total Current Liabilities                            203,862         282,000

Long-Term Debt, less current maturities                   26,157          26,197

Deferred Income Taxes                                     45,759          34,093

Self-Insurance Reserves, less current portion             49,201          57,056

Other Long-Term Liabilities                               41,553          35,193

Stockholders' Equity:
  Series A participating preferred stock, $.05
     stated value, 500,000 shares authorized,
     none issued
  Preferred stock, no par value, 500,000 shares
     authorized, none issued
  Common stock, $1 par value, 80,000,000 shares
     authorized, 57,918,978 shares issued                 57,919          57,919
  Paid-in capital                                         25,934          25,521
  Retained earnings                                      864,209         841,045

                                                         948,062         924,485
  Less-Treasury stock, at cost (15,645,861 shares
     at February 28, 1998 and 13,719,834 shares
     at August 31, 1997)                                 346,315         252,672

    Total Stockholders' Equity                           601,747         671,813

       Total Liabilities and Stockholders' Equity    $   968,279      $1,106,352


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

Page 4
               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
              (Dollar amounts in thousands, except per-share data)


                                                        THREE MONTHS ENDED
                                                           FEBRUARY 28

(In thousands, except per-share data)                  1998           1997


Sales and Service Revenues:
      Net sales of products                            $  401,867     $  371,384
      Service revenues                                     77,544        127,852

           Total Revenues                                 479,411        499,236


Costs and Expenses:
      Cost of products sold                               247,415        235,313
      Cost of services                                     45,947         75,197
      Selling and administrative expenses                 150,851        155,148
      Interest (income) expense, net                         (402)           950
      Other (income) expense, net                          (1,712)           441

           Total Costs and Expenses                       442,099        467,049


Income before Provision for Income Taxes                   37,312         32,187

Provision for Income Taxes                                 13,824         11,842


Net Income                                            $    23,488     $   20,345


Per Share:
      Basic earnings per share                        $       .55     $      .45

        Weighted Average Number of Shares
            Outstanding (thousands)                        42,765         44,994


      Diluted earnings per share                      $       .54      $     .45

        Adjusted Weighted Average Number of Shares
            Outstanding (thousands)                        43,318         45,296


      Cash dividends                                  $       .31      $     .30













The accompanying notes to consolidated financial statements are an integral part of these statements.

Page 4

             NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
              (Dollar amounts in thousands, except per-share data)


                                                        SIX MONTHS ENDED
                                                           FEBRUARY 28

(In thousands, except per-share data)                   1998           1997


Sales and Service Revenues:
      Net sales of products                            $  811,385    $   753,147
      Service revenues                                    155,610        257,982

           Total Revenues                                 966,995      1,011,129


Costs and Expenses:
      Cost of products sold                               496,506        471,917
      Cost of services                                     91,095        150,775
      Selling and administrative expenses                 303,479        313,530
      Interest (income) expense, net                       (2,404)         1,600
      Other (income)expense, net                           (1,348)         1,780

           Total Costs and Expenses                       887,328        939,602


Income before Provision for Income Taxes                   79,667         71,527

Provision for Income Taxes                                 29,511         26,348


Net Income                                            $    50,156   $     45,179


Per Share:
      Basic earnings per share                        $      1.16   $        .99

        Weighted Average Number of Shares
            Outstanding (thousands)                        43,260         45,468


      Diluted earnings per share                    $        1.15   $        .99

        Adjusted Weighted Average Number of Shares
            Outstanding (thousands)                        43,752         45,749


      Cash dividends                                $         .61   $        .59













The accompanying notes to consolidated financial statements are an integral part of these statements.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                          (Dollar amounts in thousands)

                                                           SIX MONTHS ENDED
                                                              FEBRUARY 28

                                                             1998         1997


Cash Provided by (Used for) Operating Activities
    Net income                                             $ 50,156    $  45,179
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                        23,817       29,507
        Provision for losses on accounts receivable           1,904        2,283
        Gain on the sale of property, plant, and equipment  (2,691)        (243)
        Gain on the sale of businesses                      (1,961)        (924)
        Change in noncurrent deferred income taxes           11,666        1,383
        Change in assets and liabilities net of effect of
          acquisitions and divestitures-
           Receivables                                     (11,292)       12,220
           Inventories and linens in service, net          (13,103)          321
           Deferred income taxes                            (8,525)      (7,879)
           Prepayments and other                            (3,215)      (5,370)
           Accounts payable and accrued liabilities        (79,154)     (17,426)
           Self-insurance reserves and other
                 long-term liabilities                      (1,495)      (2,280)

                    Net Cash Provided by (Used for)
                    Operating Activities                   (33,893)       56,771


Cash Provided by (Used for) Investing Activities
    Change in short-term investments                        205,244        --
    Purchases of property, plant, and equipment            (38,418)     (20,190)
    Sale of property, plant, and equipment                    1,907        2,833
    Sale of businesses                                        2,464       31,259
    Acquisitions                                            (6,077)      (3,609)
    Change in other assets                                    1,755          729

       Net Cash Provided by Investing Activities            166,875       11,022


Cash Provided by (Used for) Financing Activities
    Change in notes payable                                   (544)      (1,039)
    Change in long-term debt                                  (309)        6,862
    Recovery of investment in tax benefits                      --           661
    Deferred income taxes from investment in tax benefits       --       (1,972)
    Purchase of treasury stock, net                        (93,230)     (71,090)
    Cash dividends paid                                    (26,684)     (27,079)

       Net Cash Used for Financing Activities             (120,767)     (93,657)


Effect of Exchange Rate Changes on Cash                       (308)      (2,150)


Net Change in Cash and Cash Equivalents                      11,907     (28,014)

Cash and Cash Equivalents at Beginning of Period             57,123       58,662


Cash and Cash Equivalents at End of Period                $  69,030    $  30,648


Supplemental Cash Flow Information:
    Income taxes paid during the period                   $  62,762    $  38,296
    Interest paid during the period                           3,502        2,862

Noncash Investing and Financing Activities:
    Noncash aspects of sale of businesses--
       Receivables incurred                               $     --     $     347
       Liabilities assumed                                      178          507

    Noncash aspects of acquisitions--
       Liabilities assumed or incurred                    $   2,061    $     886

The accompanying notes to consolidated financial statements are an integral part of these statements.

Page 6
               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  BASIS OF PRESENTATION:

The interim consolidated financial statements included herein have been prepared by the company without audit and the condensed consolidated balance sheet as of August 31, 1997 has been derived from audited statements. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of February 28, 1998, the consolidated results of operations for the three months and six months ended February 28, 1998 and 1997, and the consolidated cash flows for the six months ended February 28, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997. The results of operations for the three months and six months ended February 28, 1998 are not necessarily indicative of the results to be expected for the full fiscal year because the company's revenues and income are generally higher in the second half of its fiscal year and because of the uncertainty of general business conditions.

2.    BUSINESS SEGMENT INFORMATION:

                                      Three Months Ended February 28

                             Sales and Service
                                 Revenues                 Operating Profit

                             1998           1997           1998          1997

                                              (In thousands)
  Lighting Equipment     $   260,079    $   223,721    $   22,889   $     20,645
  Chemical                   107,085         87,695         8,531          6,624
  Textile Rental              77,544        127,852         6,687          7,301
  Envelope                    34,703         33,410         1,935          2,638
  Other                         --           26,558            --          (632)

                         $   479,411    $   499,236        40,042         36,576

  Corporate                                               (3,132)        (3,439)
  Interest income (expense), net                              402          (950)

  Total                                                $   37,312   $     32,187


                                       Six Months Ended February 28

                             Sales and Service
                                 Revenues                 Operating Profit

                           1998           1997           1998          1997

                                              (In thousands)
  Lighting Equipment     $   528,737    $    451,168   $   50,526    $    42,017
  Chemical                   212,944         183,177       17,145         17,547
  Textile Rental             155,610         257,982       12,818         15,438
  Envelope                    69,704          64,761        4,469          4,751
  Other                           --          54,041           --            947


                         $   966,995    $  1,011,129       84,958         80,700

  Corporate                                               (7,695)        (7,573)
  Interest income (expense), net                            2,404        (1,600)

  Total                                                $   79,667    $    71,527

3. INVENTORIES:

Major classes of inventory as of February 28, 1998 and August 31, 1997 were as follows:

                                        February 28,                  August 31,
                                           1998                         1997

                                                      (In thousands)
Raw Materials and Supplies              $    73,875                 $     71,266
Work-in-Process                              10,542                       10,572
Finished Goods                              108,719                       97,208

     Total                              $   193,136                 $    179,046




4.  NEW ACCOUNTING STANDARD

During the quarter ending February 28, 1998, the company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share," and promulgates new accounting standards for the computation and manner of presentation of the company's earnings per share. The adoption of SFAS No. 128 did not have a material impact on the computation or manner of presentation of the company's earnings per share as previously presented under APB 15. Exhibit 11 represents a reconciliation of basic and diluted weighted average shares and a calculation of earnings per share using the guidelines of SFAS No. 128.

Page 8
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes.

Financial Condition

National Service Industries maintained a strong financial position at February 28, 1998. Net working capital was $418.6 million, compared with $498.8 million at August 31, 1997, and the current ratio was 3.1 versus 2.8 as of year end. Cash and short-term investments were $69.1 million, compared with $262.4 million at August 31. For the six months ended February 28, the company invested $44.5 million in capital expenditures and acquisitions. The company also spent $93.2 to repurchase 2.0 million shares of its common stock. Operating activities used $33.9 million in cash due largely to investment in inventories to support increased sales, the payment of taxes associated with the gain on the 1997 disposal of linen plants, and funding of restructuring activities. Cash provided by operating activities was $56.8 million for the first half last year. The percent of debt to total capitalization was 5.2 percent, up from 4.6 percent at August 31.

Capital expenditures, exclusive of acquisition spending, were $38.4 million for the first half this year and $20.2 million for the same period a year ago. Current-year spending consisted primarily of facility expansions and manufacturing process improvements in the lighting equipment segment, efficiency improvements and replacements of processing equipment and information systems in the textile rental segment, and facility and machinery replacements in the envelope segment. In the prior-year first half, the lighting equipment segment invested in facilities improvements, equipment replacements, process improvements, and tooling for new products while textile rental segment spending consisted primarily of improvement of facilities and replacement of equipment.

Current year acquisition spending of $6.1 million was due to the chemical segment's purchase of Pure Corporation, a specialty chemical company with its core businesses in Indiana, Pennsylvania, and New York. Acquisition spending of $3.6 million in the prior year was primarily the result of the chemical segment's purchase of chemical products companies in Ohio and Canada and the lighting equipment segment's acquisition of Lumaid, Inc., a small emergency lighting products manufacturer in Canada.

During the first half of fiscal 1998, year-end restructuring reserves were reduced by $4.3 million primarily for exit costs associated with the disposal of facilities and consolidation of operations and severance-related costs.

Dividend payments for the six months totaled $26.7 million, or 61 cents per share, compared with $27.1 million, or 59 cents per share, for the prior-year period. Effective January, 1998, the regular quarterly dividend rate was increased 3.3 percent to 31 cents per share, or an annual calendar year rate of $1.24 per share. During the first half of fiscal 1998, the company repurchased
2.0 million of its common shares.

For the periods presented, capital expenditures, working capital needs, dividends, acquisitions, and share repurchases were financed primarily with internally generated funds. European operations were supplemented by short-term borrowings in the European market. Contractual commitments for capital and acquisition spending during the coming twelve months total $25 million. The company expects actual capital expenditures in 1998 to be somewhat higher than the 1997 level. Capital expenditures, excluding acquisition spending, were $49 million in 1997, $66 million in 1996, and $59 million in 1995. Late in fiscal 1996, the company negotiated a $250 million multi-currency committed credit facility with eleven domestic and international banks. The company has complimentary lines of credit totaling $62 million, of which $40 million is available domestically and $22 million is available on a multi-currency basis primarily from a European bank. Current liquid assets, internally generated funds, and credit, either through the existing facility or the capital debt markets, are expected to meet anticipated general operating cash requirements for the next twelve months.

Over the past year, the company has devoted significant internal resources in addressing the expected impact of the Year 2000 issue on its information technology infrastructure. At this point in time, the company does not believe that its expenditures relating to the Year 2000 issue will have a material impact on its financial position, results of operations, liquidity, or future business strategy.

Results of Operations

National Service Industries' basic earnings per share for the second quarter ended February 28, 1998 increased 22.2 percent to .55 cents compared with the second quarter a year ago. Diluted earnings per share of .54 cents increased 20 percent over the prior year period. Second quarter sales, excluding divested businesses, increased 10.8 percent while reported sales of $479.4 million decreased 4.0 percent from the second quarter a year ago. Net income of $23.5 million was 15.4 percent higher than last year's reported earnings of $20.3

Page 9
million. Included in net income were pretax gains from the sale of uniform rental contracts of $1.8 million in 1998 and assets of $0.5 million in 1997. Higher net income and a 2.2 million reduction in average shares outstanding increased earnings per share 22.2 percent over the prior year's second quarter.

For the first half of fiscal year 1998, sales grew by 11.0 percent excluding divested operations. Reported sales decreased 4.4 percent to $967.0 million. Net income increased $5.0 million, or 11.0 percent, to $50.2 million. The 1998 first half pretax earnings included gains of $1.8 million from the sale of additional uniform rental contracts compared with $1.0 million from asset sales during the first half of 1997. Basic earnings per share for the first six months increased
17.2 percent to $1.16 per share, while diluted earnings per share increased 16.2 percent to $1.15.

The lighting equipment segment once again led the company in performance with reported sales of $260.1 million for the second quarter and $528.7 million for the first half, increases of 16.3 percent and 17.2 percent, respectively. Operating income advanced 10.9 percent to $22.9 million for the quarter and 20.3 percent to $50.5 million for the first half. Sales growth continued to reflect strong demand in nonresidential construction and market acceptance of new products. Margins as a percent of sales decreased as a result of increased product development spending, marketing program expenses, and the ramping up of manufacturing resources necessary to meet anticipated summer shipment requirements. It is expected that margin rates will improve in the second half of the year.

Chemical segment sales increased 22.1 percent to $107.1 million for the second quarter and 16.3 percent to $212.9 million for the first half due largely to the Enforcer acquisition in last year's third quarter. As a result of increased retail channel volume, operating income increased to $8.5 million from last year's $6.6 million for the second quarter, in spite of lower margin rates in the remaining operations; and operating income decreased to $17.1 million from $17.5 for the first half. This decline in margins resulted from higher manufacturing costs and continued initiatives underway to increase the effectiveness of the direct sales force. During the quarter, Enforcer successfully introduced Zep maintenance products to 600 home center stores throughout the United States.

Sales of the textile rental segment declined 39.3 percent from $127.9 million for the second quarter and 39.7 percent from $451.2 million for the six months as a result of the divestiture of the segment's uniform plants late in fiscal 1997. Excluding the divested units, sales were slightly above last year. Operating income declined to $6.7 million from last year's $7.3 million for the second quarter and to $12.8 million from $15.4 million for the first half. Included in operating income were gains on additional sales of uniform rental contracts of $1.8 million in 1998 and asset sales of $0.5 million in 1997. Excluding the divested plants, year-to-year operating margins improved due to a number of cost reduction, sales, and pricing initiatives. Since the 1997 divestiture, the segment is operating more efficiently and is delivering positive economic profit.

Envelope segment sales increased 3.9 percent to $34.7 million for the second quarter and 7.6 percent to $69.7 million for the six months. Operating profits decreased 26.6 percent to $1.9 million for the quarter and 5.9 percent to $4.5 million for the first half. The decline in profits was due partially to increased manufacturing costs resulting form the relocation of Atlanta operations into a new facility and costs of increasing production to meet forecasted sales demand. Margin rates are anticipated to recover in the last half of the year. Early in March, the company completed the purchase of Pennsylvania-based Allen Envelope Corporation, an action that increased geographical coverage and accelerated growth of the segment.

Proceeds of approximately $300 million derived from the 1997 sale of the textile rental and insulation assets contributed to higher interest income and funded the repurchase of 2.0 million shares of company stock during the first half of the fiscal year.

The provision for income taxes was 37.0 percent of pretax income for the quarter and the half, compared with 36.8 percent for each of the prior-year periods.

From time to time, the company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the company notes that a variety of factors could cause the company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the compan's business include without limitation the following: (a) the uncertainty of general business and economic conditions, particularly the potential for a slow down in nonresidential construction awards; (b) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of increased pricing, enhanced sales force, new products, and improved customer service; (c) share repurchases; and (d) acquisitions.

                           PART II. OTHER INFORMATION




Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held January 7, 1998, all nominees for director were elected to the board without opposition and Arthur Andersen LLP was appointed as independent auditor for the current fiscal year. In addition, stockholders voted on the following:
                                                         Votes Cast

                                              Affirmative  Negative  Abstentions
Proposal to approve the National Service
Industries, Inc. Employee Stock Purchase Plan  35,425,815  1,006,827     467,912

There were 1,500,000 treasury shares reserved for issuance under the plan.



Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits are listed on the Index to Exhibits (page 13).

(b) There were no reports on Form 8-K for the three months ended February 28, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               NATIONAL SERVICE INDUSTRIES, INC.
                                                          REGISTRANT


DATE  April  14, 1998                                   /s/David Levy
                                                           DAVID LEVY
                                        EXECUTIVE VICE PRESIDENT, ADMINISTRATION
                                                         AND COUNSEL



DATE  April 14, 1998                                    /s/Brock Hattox
                                                           BROCK HATTOX
                                                    EXECUTIVE VICE PRESIDENT AND
                                                      CHIEF FINANCIAL OFFICER

                                INDEX TO EXHIBITS


                                                                        Page No.

EXHIBIT 3      Certification of Amendment and
                   Restated Certificate of Incorporation                   13

EXHIBIT 11     Computation of Net Income per Share of Common Stock         37

EXHIBIT 27     Financial Data Schedules

                  (1)   Financial Data Schedule for the Quarter Ended
                           February 28, 1998                               38

                  (2)   Restated Financial Data Schedule
                           for the Quarter Ended November 30, 1997         39

                  (3)   Restated Financial Data Schedule
                           for the Year Ended August 31, 1997              40

                  (4)   Restated Financial Data Schedule
                           for the Quarter Ended May 31, 1997              41

                  (5)   Restated Financial Data Schedule
                           for the Quarter Ended February 28, 1997         42

                  (6)   Restated Financial Data Schedule
                           for the Quarter Ended November 30, 1996         43

                  (7)   Restated Financial Data Schedule
                           for the Year Ended August 31, 1996              44

                  (8)   Restated Financial Data Schedule
                           for the Quarter Ended May 31, 1996              45

                  (9)   Restated Financial Data Schedule
                           for the Quarter Ended February 29, 1996         46

                  (10)  Restated Financial Data Schedule
                           for the Quarter Ended November 30, 1995         47

                  (11)  Restated Financial Data Schedule
                           for the Year Ended August 31, 1995              48