Form 10-Q
period 1998-05-31
NATIONAL SERVICE INDUSTRIES INC
filed 1998-07-14
CIK 70538

Page 1 of 100
                                                        Exhibit Index on Page 12

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For quarter ended May 31, 1998                     Commission file number 1-3208




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

Common  Stock - $1.00  Par  Value  -  41,447,354  shares  as of June  30,  1998.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.

PART I.  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

           CONSOLIDATED BALANCE SHEETS -
           MAY 31, 1998 AND AUGUST 31, 1997                                    3

           CONSOLIDATED STATEMENTS OF INCOME -
           THREE MONTHS AND NINE MONTHS ENDED
           MAY 31, 1998 AND 1997                                               4

           CONSOLIDATED STATEMENTS OF CASH FLOWS -
           NINE MONTHS ENDED MAY 31, 1998 AND 1997                             5

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        6-7

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     8-9

PART II.  OTHER INFORMATION

      ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                       10

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                10

SIGNATURES                                                                    11

EXHIBIT INDEX                                                                 12

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
              (Dollar amounts in thousands, except per-share data)

                                                       May 31,       August 31,
                                                        1998            1997

ASSETS                                                  (Unaudited)
Current Assets:
      Cash and cash equivalents                          $ 28,929        $57,123
      Short-term investments                                   58        205,302
      Receivables, less reserves for doubtful
      accounts of $6,830 at May 31, 1998 and
      $4,302 at August 31, 1997                           288,940        258,689
      Inventories, at the lower of cost
     (on a first-in, first-out basis) or market           200,969        179,046
      Linens in service, net of amortization               59,274         60,805
      Deferred income taxes                                17,795         13,077
      Prepayments                                           7,964          6,716

           Total Current Assets                           603,929        780,758


Property, Plant, and Equipment, at cost:
      Land                                                 19,852         19,911
      Buildings and leasehold improvements                145,874        138,933
      Machinery and equipment                             481,290        434,194

           Total Property, Plant, and Equipment           647,016        593,038
      Less-Accumulated depreciation and amortization      383,005        356,308

           Property, Plant, and Equipment-net             264,011        236,730


Other Assets:
      Goodwill and other intangibles                       84,562         50,166
      Other                                                39,298         38,698

           Total Other Assets                             123,860         88,864

                Total Assets                         $    991,800     $1,106,352


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Current maturities of long-term debt                    $75           $116
      Notes payable                                        56,736          5,773
      Accounts payable                                     92,276        101,512
      Accrued salaries, commissions, and bonuses           31,190         34,776
      Current portion of self-insurance reserves           12,115         12,540
      Accrued taxes payable                                    --         38,351
      Other accrued liabilities                            74,285         88,932

           Total Current Liabilities                      266,677        282,000


Long-Term Debt, less current maturities                    26,163         26,197

Deferred Income Taxes                                      46,308         34,093

Self-Insurance Reserves, less current portion              45,494         57,056

Other Long-Term Liabilities                                42,914         35,193

Stockholders' Equity:
      Series A participating  preferred stock,
      $.05 stated value, 500,000 shares authorized,
      none issued
      Preferred  stock,  no par value,
      500,000 shares authorized, none issued
      Common stock, $1 par value,
      80,000,000 shares authorized,
      57,918,978 shares issued                             57,919         57,919
      Paid-in capital                                      28,238         25,521
      Retained earnings                                   878,655        841,045

                                                          964,812        924,485
      Less-Treasury stock, at cost
      (16,477,103 shares at May 31, 1998 and 13,719,834
      shares at August 31, 1997)                          400,568        252,672

        Total Stockholders' Equity                        564,244        671,813

           Total Liabilities and Stockholders' Equity$    991,800     $1,106,352


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

Page 4
               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
              (Dollar amounts in thousands, except per-share data)

                                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                MAY 31                               MAY 31

                                                         1998            1997                 1998            1997


Sales and Service Revenues:
      Net sales of products ......................   $   442,144    $   383,493   $ 1,253,529    $ 1,136,640
      Service revenues ...........................        79,464        131,786       235,073        389,768
           Total Revenues ........................       521,608        515,279     1,488,602      1,526,408

Costs and Expenses:
      Cost of products sold ......................       269,019        231,601       765,854        703,518
      Cost of services ...........................        45,270         72,814       136,366        223,589
      Selling and administrative expenses ........       161,618        160,842       464,757        474,137
      Interest (income) expense, net (1) .........         1,304          1,102        (1,092)         2,702
      Other (income) expense, net (1) ............          (392)         2,112        (1,739)         4,127
           Total Costs and Expenses ..............       476,819        468,471     1,364,146      1,408,073

Income before Provision for Income Taxes .........        44,789         46,808       124,456        118,335

Provision for Income Taxes .......................        16,650         17,374        46,161         43,722

Net Income .......................................   $    28,139    $    29,434   $    78,295    $    74,613

Per Share:
      Basic earnings per share ...................   $       .67    $       .65   $      1.83    $      1.64

        Weighted Average Number of Shares
           Outstanding (thousands) ...............        42,001         44,996        42,763         45,371

      Diluted earnings per share .................   $       .66    $       .65   $      1.81    $      1.63

        Adjusted Weighted Average Number of Shares
Outstanding (thousands) ..........................        42,659         45,348        43,300         45,663

      Cash dividends .............................   $       .31    $       .30   $       .92    $       .89



(1)   Prior-year   amounts  have  been  restated  to  conform  to  current  year presentation.










The accompanying notes to consolidated financial statements are an integral part of these statements.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                          (Dollar amounts in thousands)

                                                              NINE MONTHS ENDED
                                                                    MAY 31
                                                             1998          1997
Cash Provided by (Used for) Operating Activities
  Net income ........................................... $  78,295    $  74,613
  Adjustments  to  reconcile  net income to net cash
    provided by  operating activities:
      Depreciation and amortization ....................    36,108       44,449
      Provision for losses on accounts receivable ......     3,908        2,654
      Gain on the sale of property, plant, and equipment    (3,417)        (198)
      Gain on the sale of businesses ...................    (2,402)        (972)
      Change in noncurrent deferred income taxes .......    12,216       (2,375)
      Change in assets and liabilities net of effect
        of acquisitions and divestitures-
          Receivables ..................................   (28,309)         914
          Inventories and linens in service, net .......   (19,683)       3,347
          Deferred income taxes ........................    (4,636)      (1,994)
          Prepayments and other ........................      (971)      (1,699)
          Accounts payable and accrued liabilities .....   (68,834)     (15,067)
          Self-insurance reserves and
            other long-term liabilities ................    (3,841)      (2,306)
              Net Cash Provided by (Used for)
                 Operating Activities ..................    (1,568)     101,366

Cash Provided by (Used for) Investing Activities
  Change in short-term investments .....................   205,244           (2)
  Purchases of property, plant, and equipment ..........   (56,829)     (34,215)
  Sale of property, plant, and equipment ...............     4,717        3,170
  Sale of businesses ...................................     3,011       31,380
  Acquisitions .........................................   (39,424)      (4,320)
  Change in other assets ...............................    (6,230)       4,439
    Net Cash Provided by Investing Activities ..........   110,489          452

Cash Provided by (Used for) Financing Activities
  Change in notes payable ..............................    49,659      (10,796)
  Change in long-term debt .............................      (910)         862
  Recovery of investment in tax benefits ...............      --            661
  Deferred income taxes from investment
  in tax benefits ......................................      --         (1,972)
  Purchase of treasury stock, net ......................  (145,179)     (69,465)
  Cash dividends paid ..................................   (39,842)     (40,657)
    Net Cash Used for Financing Activities .............  (136,272)    (121,367)

Effect of Exchange Rate Changes on Cash ................      (843)         318

Net Change in Cash and Cash Equivalents ................   (28,194)     (19,231)

Cash and Cash Equivalents at Beginning of Period .......    57,123       58,662

Cash and Cash Equivalents at End of Period ............. $  28,929    $  39,431

Supplemental Cash Flow Information:
      Income taxes paid during the period .............. $  76,382    $  41,744
      Interest paid during the period ..................     4,929        4,074

Noncash Investing and Financing Activities:
      Noncash aspects of sale of businesses--
           Receivables incurred ........................ $    --      $     391
           Liabilities removed .........................       165          477

      Noncash aspects of acquisitions--
           Liabilities assumed or incurred ............. $   4,891    $  22,440
           Treasury stock issued .......................      --         20,522

The accompanying notes to consolidated financial statements are an integral part of these statements.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  BASIS OF PRESENTATION:

The interim consolidated financial statements included herein have been prepared by the company without audit and the condensed consolidated balance sheet as of August 31, 1997 has been derived from audited statements. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of May 31, 1998, the consolidated results of operations for the three months and nine months ended May 31, 1998 and 1997, and the consolidated cash flows for the nine months ended May 31, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997.

The results of operations for the three months and nine months ended May 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year because the company's revenues and income are generally higher in the second half of its fiscal year and because of the uncertainty of general business conditions.

2.    BUSINESS SEGMENT INFORMATION:

                                                     Three Months Ended May 31
                                       Sales and Service
                                           Revenues               Operating Profit (Loss)
                                      1998           1997           1998          1997
                                                         (In thousands)
Lighting Equipment ...........   $   277,497    $   237,775    $    26,123   $    23,662
Chemical .....................       119,111        109,813         11,321         9,438
Textile Rental ...............        79,464        131,786          8,707        14,040
Envelope .....................        45,536         34,404          4,428         2,969
Other ........................          --            1,501           --             472
                                 $   521,608    $   515,279         50,579        50,581
Corporate ....................                                      (4,486)       (2,671)
Interest income (expense), net                                      (1,304)       (1,102)
Total ........................                                 $    44,789        46,808

                                                     Nine Months Ended May 31
                                       Sales and Service
                                           Revenues               Operating Profit (Loss)
                                      1998           1997           1998          1997
                                                         (In thousands)
Lighting Equipment ...........   $   806,233    $   688,943    $    76,649   $    65,679
Chemical .....................       332,056        292,990         28,467        26,985
Textile Rental ...............       235,073        389,768         21,525        29,478
Envelope .....................       115,240         99,165          8,896         7,720
Other ........................          --           55,542           --           1,419
                                 $ 1,488,602    $ 1,526,408        135,537       131,281
Corporate ....................                                     (12,173)      (10,244)
Interest income (expense), net                                       1,092        (2,702)
Total ........................                                 $   124,456   $   118,335

3. INVENTORIES:

Major classes of inventory as of May 31, 1998 and August 31, 1997 were as follows:

                                                         May 31,      August 31,
                                                          1998           1997
                                                             (In thousands)
Raw Materials and Supplies ...................         $ 78,767       $ 71,266
Work-in-Process ..............................           10,452         10,572
Finished Goods ...............................          111,750         97,208
     Total ...................................         $200,969       $179,046

4.  NEW ACCOUNTING STANDARD

During the quarter ended February 28, 1998, the company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share," and promulgates new accounting standards for the computation and manner of presentation of the company's earnings per share. The adoption of SFAS No. 128 did not have a material impact on the computation or manner of presentation of the company's earnings per share as previously presented under APB 15. Exhibit 11 represents a reconciliation of basic and diluted weighted average shares and a calculation of earnings per share using the guidelines of SFAS No. 128.

5.  ENVIRONMENTAL MATTERS

The company's operations, as well as other similar operations, are subject to comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances and solid and hazardous wastes and to the remediation of contaminated sites. Permits and environmental controls are required for certain of the company's operations to prevent air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. The company believes that it is in substantial compliance with all material environmental laws, regulations and its permits. On an ongoing basis, the company incurs capital and operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years, and the cost of responding to future changes may be substantial.

Certain environmental laws, such as Superfund, can impose liability for the entire cost of site remediation upon each of the current or former owners or operators of a site or parties who sent waste to a site where a release of a hazardous substance has occurred regardless of fault or the lawfulness of the original disposal activity. Generally, where there are a number of financially viable potentially responsible parties ("PRPs"), liability has been apportioned based on the type and amount of waste disposed of by each party at such disposal site and the number of financially viable parties, although no assurance can be given as to any particular site.

The company is currently a party to, or otherwise involved in, legal proceedings in connection with several state and federal Superfund sites, one of which is located on property owned by the company. Except for the Crymes Landfill matter in Georgia, the company believes its liability is de minimis at each of the sites which it does not own where it has been named as a PRP. At the Crymes Landfill Site, since the matter is currently in the investigative phase, the company does not know whether its liability is de minimis but believes that its exposure at the site is not likely to result in a material adverse effect on the company. For the property which the company owns on Seaboard Industrial Boulevard in Atlanta, Georgia, the company has agreed to conduct an investigation on its and adjoining properties pursuant to the Georgia Hazardous Site Response Act. Until that investigation is completed, the company will not be able to determine if remediation will be required, if the company will be solely responsible for the cost of such remediation or whether such cost is likely to result in a material adverse effect on the company.

The company is currently evaluating emissions of volatile organic compounds from its manufacturing operations in the Atlanta area to determine whether it will need to install pollution control equipment or modify its operations to comply with federal and state air pollution regulations. Until the current evaluations are completed, the company is not able to quantify the possible cost of compliance. However, based upon currently available information, the company does not expect any expenditures which may have to be made to achieve compliance to be material.

In connection with the sale of the North Bros. business and 29 of the company's textile rental plants in 1997, the company has retained certain environmental liabilities for which it has established reserves. The company has received notice from the buyer of the textile rental plants of the alleged presence of perchloroethylene contamination on one of the properties involved in the sale. The company has since asserted an indemnification claim against the company from which it bought the property. Inasmuch as the company has only recently received notice of the buyer's claim, it is too early to quantify the company's potential exposure in this matter, the likelihood of an adverse result or the possibility that the company may be fully or partially indemnified.

In November 1997, the Environmental Protection Agency ("EPA") proposed stringent new wastewater discharge limits, which would become effective in the future, that could apply to certain facilities operated by the company. While the company does not believe that these regulations should apply to its operations, if the regulations are adopted as proposed, following adoption, the company's cost to comply with them could be as much as $6-million to $9-million of equipment expenditures spread over a three-year period, which the company does not believe would be material to its financial condition or results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes.

Financial Condition

National Service Industries continued in strong financial condition at May 31, 1998. Net working capital declined to $337.3 million from $498.8 million at August 31, 1997, as the company reinvested to support its growth and returned other funds to its shareholders through share repurchases. The current ratio was
2.3 compared with 2.8 as of year end. Cash and short-term investments were $30.0 million, compared with $262.4 million at August 31. For the nine months ended May 31, the company invested $96.3 million in capital expenditures and acquisitions. In addition, the company spent $145.2 million to repurchase 3.0 million shares of its common stock. Operating activities used $1.6 million of cash primarily for investment in inventories to support sales growth, the payment of taxes associated with the gain on the 1997 disposal of linen plants and funding of restructuring activities. Cash provided by operating activities was $101.4 million for the nine months last year. As planned, the percent of debt to total capitalization was 12.8 percent, up from 4.6 percent at August 31 due to interim borrowings under a committed credit facility.

Capital expenditures, exclusive of acquisition spending, were $56.8 million for the nine months this year, compared with $34.2 million for the same period last year. For the current-year nine months, the lighting equipment segment invested in facility expansions and manufacturing process improvements, the textile rental segment invested in efficiency improvements and replacements of processing equipment and information systems, and the envelope segment invested in facility and machinery replacements. Prior-year spending consisted primarily of lighting equipment segment facilities and process improvements, equipment replacements, and tooling for new products and textile rental segment facilities improvements and equipment replacements.

Current-year acquisition spending of $39.4 million resulted primarily from the chemical segment's purchase of Pure Corporation, a specialty chemical company with its core businesses in Indiana, Pennsylvania, and New York; the envelope segment's purchase of Allen Envelope Corporation, a single-plant, Pennsylvania-based envelope manufacturer serving markets in the Northeast; and performance payments associated with a prior-year chemical acquisition. Prior-year spending of $4.3 million in cash was the result of: the chemical segment's purchase of chemical products companies in Ohio and Canada; the lighting equipment segment's acquisition of Lumaid, Inc., a small emergency lighting products manufacturer in Canada; and the third quarter acquisition for an initial payment of $20.5 million in stock of Enforcer Products, Inc., a specialty chemical company with a retail focus.

Cash from divestitures totaled $3.0 million for the current year due primarily to the textile rental segment's sale of non-strategic operations. Prior-year divestitures generated $31.4 million from the sale of the insulation business for $27.1 million and the sale of non-strategic textile rental businesses. During the prior-year third quarter, the company agreed to sell, at a gain, 29 uniform and linen plants to G&K Services, Inc. The sale was completed during the fourth quarter for approximately $280 million in cash.

During the nine months ended May 31, 1998, year-end restructuring reserves were reduced by $4.4 million, primarily for exit costs associated with the disposal of facilities and consolidation of operations and severance-related costs.

Dividend payments totaled $39.8 million, or 92 cents per share, for the nine months, compared with $40.7 million, or 89 cents per share, for the same period a year ago. Effective January 1998, the regular quarterly dividend rate was increased 3.3 percent to 31 cents per share, or an annual calendar year rate of $1.24 per share. During the nine months ended May 31, 1998, the company repurchased 3.0 million of its common shares, before reissuances related to acquisitions and stock options.

For the periods presented, capital expenditures, working capital needs, dividends, acquisitions, and share repurchases were financed primarily with internally generated funds supplemented by borrowings through a committed credit facility. European operations were supplemented by short-term borrowings in the European market. Contractual commitments for capital and acquisition spending during the coming twelve months total $26.1 million. The company expects actual capital expenditures in 1998 to be significantly higher than the 1997 level in support of the company's growth plans. Capital expenditures, excluding acquisition spending, were $49 million in 1997, $66 million in 1996, and $59 million in 1995. Late in fiscal 1996, the company negotiated a $250 million multi-currency committed credit facility with eleven domestic and international banks. The company has complimentary lines of credit totaling $62 million, of which $40 million is available domestically and $22 million is available on a multi-currency basis. Current liquid assets, internally generated funds, and borrowing, either through the existing facility or the debt capital markets, are expected to meet anticipated general operating cash requirements for the next twelve months.

Over the past year, the company has devoted significant internal resources in addressing the expected impact of the Year 2000 issue on its information technology infrastructure. At this point in time, the company does not believe that its expenditures relating to the Year 2000 issue will have a material impact on its financial position, results of operations, liquidity, or future business strategy. The company expects to have completed all systems modifications prior to the year 2000.

Results of Operations

National Service Industries' sales for the third quarter ended May 31, 1998 increased slightly to $521.6 million versus last year's $515.3 million. Third quarter net income was $28.1 million, or 66 cents diluted earnings per share, compared with prior year's net income of $29.4 million, or 65 cents diluted EPS. Diluted EPS increased 1.5 percent on a 4.4 percent decline in net income as a result of 2.7 million fewer average shares outstanding.

For the first nine months of fiscal year 1998, NSI's sales declined 2.5 percent to $1.49 billion versus last year's $1.53 billion. Net income increased 4.9 percent to $78.3 million versus last year's $74.6 million. Diluted EPS increased
11.0 percent, reflecting increased income and a 2.4 million reduction in average shares outstanding. The 1998 year-to-date earnings included pretax gains of $5.8 million from the sale of assets compared with $7.3 million from asset sales and accounting policy changes for ancillary textile rental revenues in 1997.

The lighting equipment segment reported sales of $277.5 million, up 16.7 percent over last year's third quarter sales of $237.8 million. For the nine months, sales were $806.2 million, a 17.0 percent increase over the prior year to date. Continued demand in non-residential construction and market acceptance of new Lithonia products contributed to the sales growth. Operating income increased
10.4 percent to $26.1 million for the quarter and 16.7 percent to $76.6 million for the nine months. Operating margin rates for the third quarter were slightly below those of the same period a year ago due to increased marketing expenditures and were consistent on a comparative year-to-date basis.

Chemical segment sales, benefiting from a prior-year acquisition, increased 8.5 percent to $119.1 million for the third quarter and 13.3 percent to $332.1 million for the year to date, due largely to incremental revenues from retail distribution channels. Operating income increased 20.0 percent to $11.3 million for the quarter and 5.5 percent to $28.5 million for the nine months. While margin rates for the quarter improved due to a reduction in administrative costs, year-to-date margin rates were slightly below last year's due to costs associated with growth initiatives in both the retail and industrial/institutional distribution channels.

Textile rental segment sales were $79.5 million for the third quarter and $235.1 million for the nine months, each a 40 percent decline from the respective prior-year amounts. Operating income declined to $8.7 million for the quarter from $14.0 million last year and was $21.5 million for the nine months compared with $29.5 million the prior year to date. The declines in sales and operating income were a result of the uniform plant divestitures completed in the fourth quarter of fiscal year 1997. After considering divested operations and non-operating gains, revenue was in line with the prior year's results and operating income improved slightly. Since the 1997 divestitures, National Linen Service has continued to improve underlying margin rates and generate positive economic profit.

Envelope segment sales increased 32.4 percent to $45.5 million for the third quarter and 16.2 percent to $115.2 million for the nine months. The quarter's increased sales volume was due largely to the March acquisition of Allen Envelope, which also benefited year-to-date sales volume. Operating profit increased for both the quarter and year to date due to additional sales volume and a $0.6 million gain on the sale of non-productive equipment.

During the third quarter, the company repurchased 1.0 million shares of its common stock under its buyback program, bringing the total to 3.0 million shares repurchased during the fiscal year to date. To finance third quarter share repurchases and acquisitions, the company began borrowing funds, which resulted in an increase in net interest expense. In addition, corporate expense increased due to accruals for competitive incentives designed to encourage higher levels of performance.

The provision for income taxes was 37.2 percent compared to 37.1 percent for the prior third quarter and was 37.1 percent compared to 36.9 percent the prior year to date.

From time to time, the company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, capital expenditures, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the company notes that a variety of factors could cause the company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the company's business include without limitation the following: (a) the uncertainty of general business and economic conditions, particularly the potential for a slow down in non-residential construction awards; and (b) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of increased pricing, enhanced sales force, new products, and improved customer service, as well as share repurchases and acquisitions.

                           PART II. OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

On March 12, 1997, the company acquired all of the issued and outstanding capital stock of Enforcer Products, Inc. ("Enforcer") and issued as partial consideration for the acquisition an aggregate of 667,676 restricted shares of Common Stock of the company to Enforcer's three shareholders, each of whom qualified as an "accredited investor" within the meaning of the Securities Act of 1933 (the "Act"). The Common Stock issued to Enforcer's shareholders was valued at approximately $25.5 million for purposes of the acquisition. The company relied on Section 4(2) of the Act as its exemption from the registration requirements.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits are listed on the Index to Exhibits (page 12).

(b) There were no reports on Form 8-K for the three months ended May 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        NATIONAL SERVICE INDUSTRIES, INC.
                                   REGISTRANT


DATE  July  14, 1998           /s/ David Levy
                                   DAVID LEVY
                    EXECUTIVE VICE PRESIDENT, ADMINISTRATION
                                   AND COUNSEL



DATE  July 14, 1998           /s/ Brock Hattox
                                  BROCK HATTOX
                          EXECUTIVE VICE PRESIDENT AND
                             CHIEF FINANCIAL OFFICER

                                INDEX TO EXHIBITS


                                                                        Page No.

EXHIBIT 10(i)A            US$250,000,000 Credit Agreement
                          dated as of July 23, 1996 among
                          National Service Industries, Inc.,
                          Certain of its Subsidiaries,
                          Certain Listed Banks, Wachovia Bank
                          of Georgia, N.A., as Agent, and
                          Nationsbank, N.A. (South) and
                          Suntrust Bank, Atlanta, as Co-Agents              13

EXHIBIT 11                Computation of Net Income
                          per Share of Common Stock                         99

EXHIBIT 27                Financial Data Schedule                          100