Form 10-K
period 1998-08-31
NATIONAL SERVICE INDUSTRIES INC
filed 1998-11-18
CIK 70538

Page 1 of 87
                                                    Index to Exhibits on Page 16

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended August 31,1998          Commission file number  1-3208

                       NATIONAL SERVICE INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                               58-0364900
      (State or Other Jurisdiction of    (I.R.S. Employer Identification Number)
      Incorporation or Organization)

            1420 Peachtree Street, N.E., Atlanta, Georgia 30309-3002
               (Address of Principal Executive Offices) (Zip Code)


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

                                      None
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based upon the closing price as quoted on the New York Stock Exchange October 31, 1998 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $ 1,483,569,010.

The number of shares outstanding of the registrant's common stock, $1.00 par value, was 41,426,705 shares as of October 31, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Location in Form 10-K                           Incorporated Document
        Part I, Item 1                                  1998 Annual Report
        Part II, Items 5, 6, 7, and 8                   1998 Annual Report
        Part III, Items 10, 11, 12, and 13              1998 Proxy Statement
        Part IV, Item 14                                1998 Annual Report

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

                                                                          Page 3
PART I
ITEM 1. BUSINESS

The registrant, incorporated in Delaware in 1928, provides a wide variety of products and services through its operating segments, as follows:

      Divisions                                 Principal Products or Services                 Marketing Area

Products and services for industrial,
commercial, institutional, and healthcare customers

TEXTILE RENTAL
    National Linen Service                       Rented napkins and table                      Principally the southern,
    National Healthcare Linen Service              linens, bed linens, bath                      southwestern, and central
    National Facility Services                     towels, bar and shop towels,                  United States.
    National Direct Source                         sterilized products, mats,
                                                   and mops

CHEMICAL
    Zep Manufacturing Company                    Chemical cleaners                             Throughout the United
    Zep Manufacturing Company of Canada            including sanitizers,                         States, Canada,
    Zep Europe                                     disinfectants, polishes, floor                Puerto Rico, Western
    Selig Chemical Industries                      finishes, degreasers, water                   Europe, and Australia.
    National Chemical                              treatments, pesticides,
                                                   insecticides, and herbicides
ENVELOPE
    Atlantic Envelope Company                    Custom business envelopes and                 South, Southwest, and Northeast.
    Allen Envelope Corporation                     courier packages and specialty
    ATENCO Filing Systems                          filing products.
    Lyon Folder Company
    Techno-Aide/Stumb Metal Products Company


Products for the construction industry

LIGHTING EQUIPMENT
    Lithonia Lighting                            Fluorescent fixtures for                      Throughout the United
                                                   commercial, industrial, and                   States, Canada,
                                                   institutional applications;                   Mexico and overseas.
                                                   high-intensity discharge
                                                   fixtures for industrial and
                                                   commercial use; architectural
                                                   outdoor lighting; downlighting;
                                                   sportslighting; track lighting;
                                                   vandal-resistant fixtures;
                                                   emergency lighting; lighting
                                                   and dimming controls; and
                                                   manufactured wiring systems


      Divisions                                 Principal Products or Services                 Marketing Area


Products and services for the consumer

CHEMICAL
Enforcer Products, Inc.                         Pesticides, insecticides, rodenticides,        Throughout the United States.
                                                  herbicides, cleaners, plumbing
                                                  pipe and sewer drain cleaners
                                                  and clog removers.

LIGHTING EQUIPMENT
    Lithonia Lighting                           Residential fluorescent, recessed              Throughout North America.
    Home-Vue Lighting                             and track lighting, and
    Light Concepts                                decorative fluorescent fixtures.

Competition

While each of the registrant's businesses is highly competitive, the competitive conditions and the registrant's relative position and market share vary widely from business to business. A limited number of the competitors of each division are large diversified companies, but most of the competitors of the divisions are smaller companies than the registrant. Such smaller companies frequently specialize in one industry or one geographic area, which in many instances increases the intensity of competition. Management believes that its Lighting Equipment segment is the largest manufacturer of lighting fixtures in the world and its Textile Rental segment is one of the largest such companies in the United States.

Research and Development

Company-sponsored research and development expenses related to present and future products are expensed as incurred. Research and development expenses were $13.6 million, $8.6 million, and $8.7 million in 1998, 1997, and 1996, respectively.

Raw Materials

There were no significant shortages of materials or components during the years ended August 31, 1998, 1997, and 1996. No one commodity or supplier provided a significant portion of the company's material requirements.

Total Employment

The registrant employs approximately 16,700 people.

Financial Information about Industry Segments

The financial information required by this item is included on page 40 of the company's annual report for the year ended August 31, 1998, under the caption "Business Segment Information" and is incorporated herein by reference.

ITEM 2. PROPERTIES

The general offices of the company are located in Atlanta, Georgia. Because of the diverse nature of the operations and the large number of individual locations, it is neither practical nor significant to describe all of the operating facilities owned or leased by the company. The following listing summarizes the significant facility categories by business:

                               Number of Facilities
Division                       Owned         Leased       Nature of Facilities

Lighting Equipment             7                  5       Manufacturing plants
                               1                  7       Distribution centers
                               -                 10       Field warehouses

Textile Rental                33                  8       Linen plants
                               -                 23       Linen service centers
                               -                  1       Distribution centers

Chemical                      10                  2       Manufacturing plants
                              20                 51       Distribution centers
                               -                  3       Sales offices

Envelope                       7                  5       Manufacturing plants
                               -                  2       Warehouses

Corporate Office               1                  -       Corporate headquarters


ITEM 3.  LEGAL PROCEEDINGS

The registrant is neither a party to nor is its property subject to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended August 31, 1998.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is included on the inside back cover of the company's annual report for the year ended August 31, 1998, under the captions "Listing," "Shareholders of Record," and "Common Share Prices and Dividends per Share" and is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is included on pages 46 and 47 of the company's annual report for the year ended August 31, 1998, under the caption "Ten-Year Financial Summary" and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is included on pages 42 through 45 of the company's annual report for the year ended August 31, 1998, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

From time to time, the company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, capital expenditures, technological developments, new products, research and development activities, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the company notes that a variety of factors could cause the company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the company's business include without limitation the following: (a) the uncertainty of general business and economic conditions, particularly the potential for a slow down in non-residential construction awards; and (b) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of increased pricing, enhanced sales force, new products, and improved customer service, as well as share repurchases and acquisitions.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included on pages 26 through 41 of the company's annual report for the year ended August 31, 1998, under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Report of Independent Public Accountants" and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                                                          Page 7
PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item, with respect to directors, is included on pages 2 through 4 under the caption "Information Concerning Nominees" of the company's proxy statement for the annual meeting of stockholders to be held January 6, 1999, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of the company are elected at the organization meeting of the Board of Directors in January.



Name and age of each executive officer                Business experience of executive officers during the five years
and positions held with the company                   ended August 31, 1998 and term in office.



James S. Balloun, age 60                              Mr.  Balloun was elected Chairman and Chief Executive Officer
Chairman, President, and                              effective February, 1996 and assumed the role of President in
Chief Executive Officer                               October, 1996.  Previously, he served McKinsey & Company as a
and Director                                          Director.

David Levy, age 61                                    Mr. Levy was elected Executive Vice President, Administration in
Executive Vice President,                             October, 1992.  He served as Senior Vice President, Secretary and
Administration and Counsel                            Counsel from 1982 through September, 1992.
and Director

Brock A. Hattox, age 50                               Mr. Hattox was elected Executive Vice President and Chief Financial
Executive Vice President and                          Officer effective September, 1996.  Previously, he served McDermott
Chief Financial Officer                               International, Inc., as Chief Financial Officer since 1991 and
                                                      President of the Engineering and Construction Group since 1995.

Stewart A. Searle III, age 47                         Mr. Searle was elected Senior Vice President, Planning and
Senior Vice President,                                Development effective June, 1996.  Previously, he served four years
Planning and Development                              with Equifax as Senior Vice President of Development.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is included on pages 4 through 13 under the captions "Compensation of Directors," "Other Information Concerning the Board and its Committees," "Compensation Committee Interlocks and Insider Participation," "Summary Compensation Table," "Aggregated Option Exercises and Fiscal Year-End Option Values," "Option Grants in Last Fiscal Year," "Long-Term Incentive Plans - Awards in Last Fiscal Year," "Employment Contracts, Severance Arrangements, and Other Agreements," and "Pension and Supplemental Retirement Benefits" of the company's proxy statement for the annual meeting of stockholders to be held January 6, 1999, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included on page 6 under the caption "Beneficial Ownership of the Corporation's Securities" of the company's proxy statement for the annual meeting of stockholders to be held January 6, 1999, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included on page 5 under the caption "Certain Relationships and Transactions" of the company's proxy statement for the annual meeting of stockholders to be held January 6, 1999, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND REPORTS ON FORM 8-K

(a)   The following documents are filed as a part of this report:

      (1)  Financial Statements

               The company's 1998 Annual Report contains the consolidated balance sheets as of August 31, 1998 and 1997, the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1998, and the related report of Arthur Andersen LLP. The financial statements, incorporated herein by reference, include the following:

               Consolidated Balance Sheets - August 31, 1998 and 1997

               Consolidated Statements of Income for the years ended August 31, 1998, 1997, and 1996

               Consolidated Statements of Stockholders' Equity for the years ended August 31, 1998, 1997, and 1996

               Consolidated Statements of Cash Flows for the years ended August 31, 1998, 1997, and 1996

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

      (3)  Exhibits filed with this report

           Reference No. from
           Reg. 229.601
           Item 601               Description of Exhibit



          3          Amended and Restated Certificate of Incorporation and
                     By-Laws

          4 Amended and Restated Rights Agreement dated as of December 17, 1997 between National Service Industries, Inc. and Wachovia Bank, N.A. and Amendment (replacing
                     Wachovia  Bank,  N.A. with First Chicago Trust Company)

          10(i)A US$250,000,000 Credit Agreement dated as of July 23, 1996 among National Service Industries, Inc., Certain of its Subsidiaries, Certain Listed Banks, Wachovia Bank of Georgia, N.A., as Agent, and Nationsbank, N.A. (South) and Suntrust Bank, Atlanta, as Co-Agents

          10(iii)A   Management Contracts and Compensatory Arrangements:

                     (1)  Executives' Deferred Compensation Plan and Amendments

                                                                          Page 9
ITEM 14.  (Continued)

Reference No. from
Reg. 229.601
Item 601            Description of Exhibit

                    (2) Restated and Amended Supplemental Retirement Plan for Executives of National Service Industries, Inc. , Amendments and Appendices

                    (3) The National Service Industries, Inc. Senior Management Benefit Plan and Amendments

                    (4) Severance Protection Agreement between National Service Industries, Inc. and David Levy and Amendment

                    (5)  Severance   Protection   Agreements   between  National
                         Service  Industries,  Inc. and
                         (a) James S. Balloun
                         (b) Stewart  A. Searle  III
                         (c) Brock  A. Hattox
                         and Amendments

                    (6)  Bonus  Letter   Agreements   between  National  Service
                         Industries,  Inc.  and
                         (a) James S. Balloun
                         (b) David Levy
                         (c) Stewart A. Searle III
                         (d) Brock A. Hattox
                         and Supplemental Letter Agreement

                    (7)  Long-Term Incentive Program and Amendment

                    (8) Incentive Stock Option Agreements between National Service Industries, Inc. and
                         (a) David Levy
                         (b) Stewart A. Searle III
                         (c) Brock A. Hattox

                    (9)  Nonqualified   Stock  Option  Agreement  for  Corporate
                         Officers between National Service Industries,  Inc. and
                         (a) David Levy
                         (b) Brock A. Hattox

                    (10) Nonqualified   Stock  Option  Agreement  for  Corporate
                         Officers Effective Beginning September 21, 1994 between National Service Industries, Inc. and David Levy

                    (11) Benefits Protection Trust Agreement and Amendments

                    (12) Executive Benefits Trust Agreement and Amendments

                    (13) 1992 Nonemployee Directors' Stock Option Plan Effective
                         September 16, 1992 and Amendment

Reference No. from
Reg. 229.601
Item 601            Description of Exhibit

                    (14) Nonemployee  Directors' Stock Option Agreement  between
                         National  Service  Industries,  Inc.  and
                         (a) John L.Clendenin
                         (b) Robert M. Holder, Jr.
                         (c) F. Ross Johnson
                         (d) James C.  Kennedy
                         (e) Donald R. Keough
                         (f) Bryan D. Langton
                         (g) Bernard Marcus
                         (h) John G. Medlin,  Jr.
                         (i) Dr. Betty L. Siegel
                         (j) Barrie A. Wigmore

                    (15) National Service  Industries,  Inc.  Executive  Savings
                         Plan Effective September 1, 1994 and Amendment

                    (16) Split-Dollar    Agreement   among   National    Service
                         Industries, Inc., D. Raymond Riddle, and Wachovia Bank of Georgia, N.A. Dated January 4, 1993 and Amendment

                    (17) Consulting    Agreement    between   National   Service
                         Industries, Inc. and D. Raymond Riddle

                    (18) Nonqualified  Stock Option Agreement  Effective January
                         3, 1996 between National Service Industries, Inc. and James S. Balloun

                    (19) National Service Industries,  Inc. Nonemployee Director
                         Deferred Stock Unit Plan, Effective June 1, 1996 and Amendments

                    (20) Employment  Letter  Agreement  between National Service
                         Industries, Inc. and Brock A. Hattox, Dated August 26, 1996

                    (21) Incentive Stock Option  Agreement  Effective  Beginning
                         September 17, 1996 between National Service Industries, Inc. and
                         (a)  James  S.  Balloun
                         (b)  David  Levy
                         (c)  Stewart A. Searle III

                    (22) Nonqualified   Stock  Option  Agreement  for  Executive
                         Officers Effective Beginning September 17, 1996 between National Service Industries, Inc. and
                         (a) James S. Balloun
                         (b) David Levy
                         (c) Stewart A.  Searle III
                         (d) Brock A. Hattox

                    (23) National Service Industries, Inc. Long-Term Achievement
                         Incentive Plan Effective September 17, 1996

                                                                         Page 11
ITEM 14. (Continued)

Reference No. from
Reg. 229.601
Item 601                Description of Exhibit

                    (24) Aspiration   Achievement   Incentive  Award  Agreements
                         between National Service Industries, Inc. and
                         (a) James S.  Balloun
                         (b) Brock A.  Hattox
                         (c) David  Levy
                         (d) Stewart A. Searle III

                         [a confidential portion of which has been omitted and filed separately with the Securities and Exchange Commission]

                    (25) National Service Industries, Inc. Supplemental Deferred
                         Savings Plan Effective September 18, 1996

                    (26) Stock Option Agreement for Nonemployee  Directors Dated
                         March 19, 1997 between National Service Industries, Inc. and
                         (a) John L. Clendenin
                         (b) Samuel A. Nunn

                    (27) Employment  Letter  Agreement  between National Service
                         Industries,  Inc. and James S. Balloun,  Dated
                         February 1, 1996

                         [refiled to  disclose  confidential  information
                         previously omitted  and  filed   separately  with  the
                         Securities  and Exchange Commission]

                    (28) Incentive Stock Option  Agreement  Effective  Beginning
                         September 23, 1997 between National Service Industries, Inc. and
                         (a) James S.  Balloun
                         (b) Brock A. Hattox
                         (c) David Levy
                         (d) Stewart A. Searle III

                    (29) Nonqualified   Stock  Option  Agreement  For  Executive
                         Officers Effective Beginning September 23, 1997 between National Service Industries, Inc. and
                         (a) James S.Balloun
                         (b) Brock A. Hattox
                         (c) David Levy
                         (d) Stewart A. Searle III

                    (30) Aspiration   Achievement   Incentive  Award  Agreements
                         between National Service Industries, Inc. and
                         (a) James S.  Balloun
                         (b) Brock A.  Hattox
                         (c) David  Levy
                         (d) Stewart A. Searle III

                         [a confidential portion of which has been omitted and filed separately with the Securities and Exchange Commission]

                    (31) National   Service    Industries,    Inc.    Management
                         Compensation and Incentive Plan as Amended and Restated, Effective as of September 1, 1998, Subject to Approval by Shareholders at the Annual Meeting to be held on January 6, 1999

Reference No. from
Reg. 229.601
Item 601                Description of Exhibit

          13 Information Incorporated by Reference from Annual Report for the Year Ended August 31, 1998

          21   List of Subsidiaries

          23   Consent of Independent Public Accountants

          24   Powers of Attorney

          27   Financial Data Schedule for the Year Ended August 31, 1998

(b) No reports on Form 8-K were filed for the three months ended August 31, 1998.

(c) Exhibits 2, 9, 11, 12, 18, 22, and 28 have been omitted because they are not applicable.

(d)  Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               NATIONAL SERVICE INDUSTRIES, INC.



Date: November 18, 1998                             By:   /s/ Helen D. Haines
                                                    Helen D. Haines
                                                    Vice President and Secretary


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


    Signature                                      Title


    James S. Balloun*                      Chairman, President, and
                                           Chief Executive Officer and Director

    Brock  Hattox*                         Executive Vice President and
                                           Chief Financial Officer

    Mark R. Bachmann*                      Vice President and Controller

    John L. Clendenin*                     Director

    Thomas C. Gallagher*                   Director

    Robert M. Holder, Jr.*                 Director

    James C. Kennedy*                      Director
                                                               November 18, 1998
    David Levy*                            Director

    Bernard Marcus*                        Director

   Charles W. McCall                       Director

    John G. Medlin, Jr.*                   Director

    Samuel A. Nunn*                        Director

    Herman J. Russell*                     Director

    Betty L. Siegel*                       Director

    Barrie A. Wigmore*                     Director


*By  /s/  David Levy                                      Attorney-in-Fact
      David Levy

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE




To National Service Industries, Inc.:


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in NATIONAL SERVICE INDUSTRIES, INC. and subsidiaries' annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 9,1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 in this Form 10-K is the responsibility of the company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                                             ARTHUR ANDERSEN LLP



Atlanta, Georgia
October 9, 1998

                                                                         Page 15
                                                                     SCHEDULE II

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED AUGUST 31, 1998, 1997, AND 1996
                                 (In thousands)


                                        Balance at                Additions Charged to                                    Balance at

                                         Beginning          Costs and              Other                                      End
        Description                      of Period          Expenses            Accounts (1)        Deductions (2)         of Period


YEAR ENDED AUGUST 31, 1998:
  Deducted in the balance sheet
    from the asset to which it applies-
      Reserve for doubtful accounts    $   4,302           $   3,558           $     214             $   3,443            $   4,631



YEAR ENDED AUGUST 31, 1997:
  Deducted in the balance sheet
    from the asset to which it applies-
      Reserve for doubtful accounts    $   5,807           $   2,276           $   (745)             $   3,036            $   4,302



YEAR ENDED AUGUST 31, 1996:
  Deducted in the balance sheet
    from the asset to which it applies-
      Reserve for doubtful accounts    $   6,467           $   2,708           $   (964)             $   2,404            $   5,807







(1) Recoveries credited to reserve, reserves recorded in acquisitions, and reserves removed in sale of businesses.
(2)  Uncollectible accounts written off.

Page 16
                                               INDEX TO EXHIBITS

                                                                                        Page No.

EXHIBIT 3                           (a)Amended and Restated Certificate of              Reference is made to Exhibit 3 of
                                    Incorporation                                       registrant's Form 10-Q for the quarter
                                                                                        ended February 28, 1998, which is
                                                                                        incorporated herein by reference.

                                    (b)By-Laws as Amended and Restated June 21, 1989    25
                                    and Amended March 24, 1998

EXHIBIT 4                           (a)   Amended and Restated Rights Agreement dated   Reference is made to Exhibit 4.1 of
                                    as of December 17, 1997 between National Service    registrant's Form 8-A/A as filed with the
                                    Industries, Inc. and Wachovia Bank, N.A.            Commission on December 17, 1997, which is
                                    (replacing Wachovia Bank, N.A. with First Chicago   incorporated herein by reference.
                                    Trust Company)

                                    (b) First Amendment dated as of April 30, 1998      Reference is made to Exhibit 1 of
                                    between National Service Industries, Inc. and       registrant's Form 8-A/A-3 as filed
                                    First Chicago Trust Company of New York, to the     with the Commission on June 22, 1998,
                                    Amended and Restated Rights Agreement, dated as     which is incorporated herein by reference.
                                    of December 17, 1997 between National Service
                                    Industries, Inc. and Wachovia Bank, N.A

EXHIBIT 10(i)A                      US$250,000,000 Credit Agreement dated as of July    Reference is made to Exhibit 10(i)A of
                                    23, 1996 among National Service Industries, Inc.,   registrant's Form 10-Q for the quarter
                                    Certain of its Subsidiaries, Certain Listed         ended May 31, 1998, which is incorporated
                                    Banks, Wachovia Bank of Georgia, N.A., as Agent,    herein by reference.
                                    and Nationsbank, N.A. (South) and Suntrust Bank,
                                    Atlanta, as Co-Agents

EXHIBIT 10(iii)A                    Management Contracts and Compensatory
                                    Arrangements:
                                    (1)    (a)Executives' Deferred Compensation Plan    Reference is made to Exhibit 19 of
                                                                                        registrant's Form 10-K for the fiscal
                                                                                        year ended August 31, 1982, which is
                                                                                        incorporated herein by reference.

                                           (b)First Amendment To Executives' Deferred   Reference is made to Exhibit
                                           Compensation Plan, Dated September 21, 1989  10(iii)A(b)-(ii) of registrant's Form
                                                                                        10-K for the fiscal year ended August
                                                                                        31, 1989, which is incorporated herein
                                                                                        by reference.

                                           (c)Second Amendment to Executives'           Reference is made to Exhibit
                                           Deferred Compensation Plan, Effective as     10(iii)A(a) of registrant's Form 10-Q
                                           of September 1, 1994.                        for the quarter ended November 30,
                                                                                        1994, which is incorporated herein by
                                                                                        reference.

                                           (d)Amendment No. 3 to Executives' Deferred   Reference is made to Exhibit
                                           Compensation Plan, Dated August 31, 1996     10(iii)A(2)(d) of registrant's Form
                                                                                        10-K for the fiscal year ended August
                                                                                        31, 1996, which is incorporated herein
                                                                                        by reference.

                                                        INDEX TO EXHIBITS

                                                                                        Page No.

                                    (2)    (a)Restated and Amended Supplemental         Reference is made to Exhibit
                                           Retirement Plan for Executives of National   10(iii)A(c)-(i) of registrant's Form
                                           Service Industries, Inc.                     10-K for the fiscal year ended August
                                                                                        31, 1993, which is incorporated herein
                                                                                        by reference.

                                           (b)Amendment to Restated and Amended         Reference is made to Exhibit
                                           Supplemental Retirement Plan for             10(iii)A(a) of registrant's Form 10-Q
                                           Executives of National Service Industries,   for the quarter ended February 28,
                                           Inc.                                         1994, which is incorporated herein by
                                                                                        reference.

                                           (c)Appendix B to Restated and Amended        Reference is made to Exhibit
                                           Supplemental Retirement Plan for             10(iii)A(e) of registrant's Form 10-Q
                                           Executives of National Service Industries,   for the quarter ended February 29,
                                           Inc., Effective February 1, 1996             1996, which is incorporated herein by
                                                                                        reference.

                                           (d)Appendix C to Restated and Amended        Reference is made to Exhibit
                                           Supplemental Retirement Plan for             10(iii)A(d) of registrant's Form 10-Q
                                           Executives of National Service Industries,   for the quarter ended May 31, 1996,
                                           Inc., Effective May 31, 1996                 which is incorporated herein by
                                                                                        reference.

                                           (e)Amendment No. 2 to Restated and Amended   Reference is made to Exhibit
                                           Supplemental Retirement Plan for             10(iii)A(3)(e) of registrant's Form
                                           Executives of National Service Industries,   10-K for the fiscal year ended August
                                           Inc., Dated August 31, 1996                  31, 1996, which is incorporated herein
                                                                                        by reference.

                                    (3)    (a)The National Service Industries, Inc.     Reference is made to Exhibit
                                           Senior Management Benefit Plan, Dated        10(iii)A(f) of registrant's Form 10-K
                                           August 15, 1985                              for the fiscal year ended August 31,
                                                                                        1985, which is incorporated herein by
                                                                                        reference.

                                           (b)First Amendment to National Service       Reference is made to Exhibit
                                           Industries, Inc. Senior Management Benefit   10(iii)A(e)-(ii) of registrant's Form
                                           Plan, Dated September 21, 1989               10-K for the fiscal year ended August
                                                                                        31, 1989, which is incorporated herein
                                                                                        by reference.

                                           (c)Amendment No. 2 to National Service       Reference is made to Exhibit
                                           Industries, Inc. Senior Management Benefit   10(iii)A(d)(iii) of registrant's Form
                                           Plan, Dated September 16, 1994               10-K for the fiscal year ended August
                                                                                        31, 1994, which is incorporated herein
                                                                                        by reference.

                                           (d)Amendment No. 3 to National Service       Reference is made to Exhibit
                                           Industries, Inc.  Senior Management          10(iii)A(4)(d) of registrant's Form
                                           Benefit Plan, Dated August 31, 1996          10-K for the fiscal year ended August
                                                                                        31, 1996, which is incorporated herein
                                                                                        by reference.





Page 18
                                                        INDEX TO EXHIBITS

                                                                                        Page No.

                                    (4)    (a)Severance Protection Agreement between    Reference is made to Exhibit
                                           National Service Industries, Inc. and        10(iii)A(h) of registrant's Form 10-K
                                           David Levy                                   for the fiscal year ended August 31,
                                                                                        1989, which is incorporated herein by
                                                                                        reference.

                                           (b)Amendment to Severance Protection         Reference is made to Exhibit
                                           Agreement between National Service           10(iii)A(5)(b) of registrant's Form
                                           Industries, Inc. and David Levy, Dated       10-K for the fiscal year ended August
                                           August 31, 1996                              31, 1996, which is incorporated herein
                                                                                        by reference.

                                    (5)    (a)Severance Protection Agreements between   Reference is made to Exhibit
                                           National Service Industries, Inc. and        10(iii)A(c) of registrant's Form 10-Q
                                           (i)    James S. Balloun (February 1, 1996)   for the quarter ended February 29,
                                           (ii)   Stewart A. Searle III (June 19,       1996, which is incorporated herein by
                                           1996)                                        reference.
                                           (iii)  Brock A. Hattox (September 9, 1996)

                                           (b)Amendment to Severance Protection         Reference is made to Exhibit
                                           Agreements, Dated August 31, 1996            10(iii)A(6)(b) of registrant's Form
                                                                                        10-K for the fiscal year ended August
                                                                                        31, 1996, which is incorporated herein
                                                                                        by reference.

                                    (6)    (a)Bonus Letter Agreements between           Reference is made to Exhibit
                                           National Service Industries, Inc. and        10(iii)A(j) of registrant's Form 10-K
                                           (i)   James S. Balloun (February 1, 1996)    for the fiscal year ended August 31,
                                           (ii)  David Levy (October 1, 1989)           1989, and to Exhibit 10(iii)A(d) of the
                                           (iii) Stewart A. Searle III (June 19, 1996)  registrant's Form 10-Q for the quarter
                                           (iv)  Brock A. Hattox (September 9, 1996)    ended February 29, 1996, which are
                                                                                        incorporated herein by reference.

                                           (b)Supplemental Letter Agreement, Dated      Reference is made to Exhibit
                                           August 31 1996                               10(iii)A(7) (b) of registrant's Form
                                                                                        10-K for the fiscal year ended August
                                                                                        31, 1996, which is incorporated herein
                                                                                        by reference.

                                    (7)    (a)Long-Term Incentive Program, Dated        Reference is made to Exhibit
                                           September 20, 1989                           10(iii)A(k) of registrant's Form 10-K
                                                                                        for the fiscal year ended August 31,
                                                                                        1989, which is incorporated herein by
                                                                                        reference.

                                           (b)Amendment No. 1 to Long-Term Incentive    Reference is made to Exhibit
                                           Program, Dated September 21, 1994            10(iii)A(h)(ii)  of registrant's Form
                                                                                        10-K for the fiscal year ended August
                                                                                        31, 1994, which is incorporated herein
                                                                                        by reference.






                                                        INDEX TO EXHIBITS

                                                                                        Page No.

                                    (8)    Incentive Stock Option Agreements between    Reference is made to Exhibit
                                           National Service Industries, Inc. and        10(iii)A(1)  of registrant's Form 10-K
                                           (a)   David Levy                             for the fiscal year ended August 31,
                                           (b)   Stewart A. Searle III                  1989, which is incorporated herein by
                                           (c)   Brock A. Hattox                        reference.

                                    (9)    Nonqualified Stock Option Agreement for      Reference is made to Exhibit
                                           Corporate Officers between National          10(iii)A(j)  of registrant's Form 10-K
                                           Service Industries, Inc. and                 for the fiscal year ended August 31,
                                           (a)   David Levy                             1992, which is incorporated herein by
                                           (b)   Brock A. Hattox                        reference.

                                    (10)   Nonqualified Stock Option agreement for      Reference is made to Exhibit
                                           Corporate Officers Effective Beginning       10(iii)A(k)  of registrant's Form 10-K
                                           September 21, 1994 between National          for the fiscal year ended August 31,
                                           Service Industries, Inc. and David Levy      1994, which is incorporated herein by
                                                                                        reference.

                                    (11)   (a)Benefits Protection Trust Agreement       Reference is made to Exhibit
                                           Dated July 5, 1990, between National         10(iii)A(n)  of registrant's Form 10-K
                                           Service Industries, Inc. and Wachovia Bank   for the fiscal year ended August 31,
                                           and Trust Company                            1990, which is incorporated herein by
                                                                                        reference.

                                           (b)Amendment to Benefits Protection Trust    Reference is made to Exhibit
                                           Agreement between National Service           10(iii)A(12)(c) of registrant's Form
                                           Industries, Inc. and Wachovia Bank and       10-K for the fiscal year ended August
                                           Trust Company and Adoption, Dated August     31, 1996, which is incorporated herein
                                           31, 1996                                     by reference.

                                           (c)Amendment No. 2 to Benefits Protection    Reference is made to Exhibit
                                           Trust Agreement between National Service     10(iii)A(3) of registrant's Form 10-Q
                                           Industries, Inc. and Wachovia Bank and       for the quarter ended November 30,
                                           Trust Company, Dated September 23, 1997      1997, which is incorporated herein by
                                                                                        reference.

                                           (d)Amended Schedule 1 of Benefits            Reference is made to Exhibit
                                           Protection Trust Agreement between           10(iii)A(4) of registrant's Form 10-Q
                                           National Service Industries, Inc. and        for the quarter ended November 30,
                                           Wachovia Bank and Trust Company, Dated       1997, which is incorporated herein by
                                           September 23, 1997                           reference.

                                    (12)   (a)Executive Benefits Trust Agreement        Reference is made to Exhibit
                                           Dated July 5, 1990, between National         10(iii)A(o) of registrant's Form 10-K
                                           Service Industries, Inc. and Wachovia Bank   for the fiscal year ended August 31,
                                           and Trust Company                            1990, which is incorporated herein by
                                                                                        reference.






                                                        INDEX TO EXHIBITS

                                                                                        Page No.

                                           (b)Amendment to Executive Benefits Trust     Reference is made to Exhibit
                                           Agreement between National Service           10(iii)A(13) of registrant's Form 10-K
                                           Industries, Inc. and Wachovia Bank and       for the fiscal year ended August 31,
                                           Trust Company and Adoption, Dated August     1996, which is incorporated herein by
                                           31, 1996                                     reference.

                                           (c)Amended Schedule 1 of Executive           Reference is made to Exhibit
                                           Benefits Trust Agreement between National    10(iii)A(5) of registrant's Form 10-Q
                                           Service Industries, Inc. and Wachovia        for the quarter ended November 30,
                                           Bank, N.A. (formerly Wachovia Bank and       1997, which is incorporated herein by
                                           Trust Company), Dated September 23, 1997     reference.

                                    (13)   (a)National Service Industries, Inc. 1992    Reference is made to Exhibit
                                           Nonemployee Directors' Stock Option Plan,    10(iii)A(o) of registrant's Form 10-K
                                           Effective September 16, 1992                 for the fiscal year ended August 31,
                                                                                        1992, which is incorporated herein by
                                                                                        reference.

                                           (b)First Amendment to the National Service   41
                                           Industries, Inc. 1992 Nonemployee
                                           Directors' Stock Option Plan, Dated March
                                           24, 1998

                                    (14)   Nonemployee Directors' Stock Option          Reference is made to Exhibit
                                           Agreement between National Service           10(iii)A(q) of registrant's Form 10-K
                                           Industries, Inc. and                         for the fiscal year ended August 31,
                                           (a)   John L. Clendenin                      1994, which is incorporated herein by
                                           (b)   Robert M. Holder, Jr.                  reference.
                                           (c)   F. Ross Johnson
                                           (d)   James C. Kennedy
                                           (e)   Donald R. Keough
                                           (f)   Bryan D. Langton
                                           (g)   Bernard Marcus
                                           (h)   John G. Medlin, Jr.
                                           (i)   Dr. Betty L. Siegel
                                           (j)   Barrie A. Wigmore

                                    (15)   (a)National Service Industries, Inc.         Reference is made to Exhibit
                                           Executive Savings Plan, Effective            10(iii)A(s) of registrant's Form 10-K
                                           September 1, 1994                            for the fiscal year ended August 31,
                                                                                        1994, which is incorporated herein by
                                                                                        reference.

                                           (b)Amendment No. 1 to National Service       Reference is made to Exhibit
                                           Industries, Inc. Executive Savings Plan,     10(iii)A(17)(b) of registrant's Form
                                           Dated August 31, 1996                        10-K for the fiscal year ended August
                                                                                        31, 1996, which is incorporated herein
                                                                                        by reference.





                                                        INDEX TO EXHIBITS

                                                                                        Page No.

                                    (16)   (a)Split-Dollar Agreement among National     Reference is made to Exhibit
                                           Service Industries, Inc., D. Raymond         10(iii)A(a)(i) of registrant's Form
                                           Riddle, and Wachovia Bank of Georgia,        10-Q for the quarter ended February 28,
                                           N.A., Dated January 4, 1993                  1995, which is incorporated herein by
                                                                                        reference.

                                           (b)First Amendment to Split-Dollar           Reference is made to Exhibit
                                           Agreement among National Service             10(iii)A(a)(ii) of registrant's Form
                                           Industries, Inc., D. Raymond Riddle, and     10-Q for the quarter ended February 28,
                                           Wachovia Bank of Georgia, N.A., Effective    1995, which is incorporated herein by
                                           March 30, 1995                               reference.

                                    (17)   Consulting Agreement between National        Reference is made to Exhibit
                                           Service Industries, Inc. and D. Raymond      10(iii)A(c) of registrant's Form 10-Q
                                           Riddle, Dated March 30, 1995                 for the quarter ended February 28,
                                                                                        1995, which is incorporated herein by
                                                                                        reference.

                                    (18)   Nonqualified Stock Option Agreement          Reference is made to Exhibit
                                           Effective January 3, 1996 between National   10(iii)A(b) of  registrant's Form 10-Q
                                           Service Industries, Inc. and James S.        for the quarter ended February 28,
                                           Balloun                                      1996, which is incorporated herein by
                                                                                        reference.

                                    (19)   (a)National Service Industries, Inc.         Reference is made to Exhibit
                                           Nonemployee Director Deferred Stock Unit     10(iii)A(26) of registrant's Form 10-K
                                           Plan, Effective June 1, 1996                 for the fiscal year ended August 31,
                                                                                        1996, which is incorporated herein by
                                                                                        reference.

                                           (b)Amendment No. 1 to National Service       Reference is made to Exhibit
                                           Industries, Inc. Nonemployee Director        10(iii)A(6) of registrant's Form 10-Q
                                           Deferred Stock Unit Plan, Effective          for the quarter ended November 30,
                                           December 1, 1997                             1997, which is incorporated herein by
                                                                                        reference.

                                           (c)Amendment No. 2 to National Service       43
                                           Industries, Inc. Nonemployee Director
                                           Deferred Stock Unit Plan, Effective
                                           December 31, 1997

                                    (20)   Employment Letter Agreement between          Reference is made to Exhibit
                                           National Service Industries, Inc. and        10(iii)A(28) of registrant's Form 10-K
                                           Brock A. Hattox, Dated August 26, 1996       for the fiscal year ended August 31,
                                                                                        1996, which is incorporated herein by
                                                                                        reference.







Page 22
                                                        INDEX TO EXHIBITS

                                                                                        Page No.

                                    (21)   Incentive Stock Option Agreement Effective   Reference is made to Exhibit
                                           Beginning September 17, 1996 between         10(iii)A(5) of registrant's Form 10-Q
                                           National Service Industries, Inc. and        for the quarter ended November 30,
                                           (a)   James S. Balloun                       1996, which is incorporated herein by
                                           (b)   David Levy                             reference.
                                           (c)   Stewart A. Searle III

                                    (22)   Nonqualified Stock Option Agreement for      Reference is made to Exhibit
                                           Executive Officers Effective Beginning       10(iii)A(6) of registrant's Form 10-Q
                                           September 17, 1996 between National          for the quarter ended November 30,
                                           Service Industries, Inc. and                 1996, which is incorporated herein by
                                           (a)   James S. Balloun                       reference.
                                           (b)   David Levy
                                           (c)   Stewart A. Searle III
                                           (d)   Brock A. Hattox

                                    (23)   National Service Industries, Inc.            Reference is made to Exhibit
                                           Long-Term Achievement Incentive Plan,        10(iii)A(7) of registran's Form 10-Q
                                           Effective September 17, 1996                 for the quarter ended November 30,
                                                                                        1996, which is incorporated herein by
                                                                                        reference.

                                    (24)   Aspiration Achievement Incentive Award       Reference is made to Exhibit
                                           Agreements between National Service          10(iii)A(8) of registrant's Form 10-Q
                                           Industries, Inc. and                         for the quarter ended November 30,
                                           (a)   James S. Balloun                       1996, which is incorporated herein by
                                           (b)   Brock A. Hattox                        reference.
                                           (c)   David Levy
                                           (d)   Stewart A. Searle III

                                           [a confidential portion of which has been
                                           omitted and filed separately with the
                                           Securities and Exchange Commission]

                                    (25)   National Service Industries, Inc.            Reference is made to Exhibit
                                           Supplemental Deferred Savings Plan,          10(iii)A(9) of registrant's Form 10-Q
                                           Effective September 18, 1996                 for the quarter ended November 30,
                                                                                        1996, which is incorporated herein by
                                                                                        reference.

                                    (26)   Stock Option Agreement for Nonemployee       Reference is made to Exhibit 10(iii)A
                                           Directors Dated March 19, 1997 between       of registrant's Form 10-Q for the
                                           National Service Industries, Inc. and        quarter ended May 31, 1997, which is
                                           (a)   John L. Clendenin                      incorporated herein by reference.
                                           (b)   Samuel A. Nunn







                                                                                                                         Page 23
                                                        INDEX TO EXHIBITS

                                                                                        Page No.

                                    (27)   Employment Letter Agreement between          Reference is made to Exhibit
                                           National Service Industries, Inc. and        10(iii)A(2) of registrant's Form 10-Q
                                           James S. Balloun, Dated February 1, 1996     for the quarter ended November 30,
                                                                                        1997, which is incorporated herein by
                                           [refiled to disclose confidential            reference.
                                           information previously omitted and filed
                                           separately with the Securities and
                                           Exchange Commission]

                                    (28)   Incentive Stock Option Agreement Effective   Reference is made to Exhibit
                                           Beginning September 23, 1997 between         10(iii)A(7) of registrant's Form 10-Q
                                           National Service Industries, Inc. and        for the quarter ended November 30,
                                           (a)   James S. Balloun                       1997, which is incorporated herein by
                                           (b)   Brock A. Hattox                        reference.
                                           (c)   David Levy
                                           (d)   Stewart A. Searle III

                                    (29)   Nonqualified Stock Option Agreement For      Reference is made to Exhibit
                                           Executive Officers Effective Beginning       10(iii)A(8) of registrant's Form 10-Q
                                           September 23, 1997 between National          for the quarter ended November 30,
                                           Service Industries, Inc. and                 1997, which is incorporated herein by
                                           (a)   James S. Balloun                       reference.
                                           (b)   Brock A. Hattox
                                           (c)   David Levy
                                           (d)   Stewart A. Searle III

                                    (30)   Aspiration Achievement Incentive Award       Reference is made to Exhibit
                                           Agreements between National Service          10(iii)A(9) of registrant's Form 10-Q
                                           Industries, Inc. and                         for the quarter ended November 30,
                                           (a)   James S. Balloun                       1997, which is incorporated herein by
                                           (b)   Brock A. Hattox                        reference.
                                           (c)   David Levy
                                           (d)   Stewart A. Searle III

                                           [a confidential portion of which has been
                                           omitted and filed separately with the
                                           Securities and Exchange Commission]

                                    (31)   National Service Industries, Inc.            44
                                           Management Compensation and Incentive Plan
                                           as Amended and Restated, Effective as of
                                           September 1, 1998, Subject to Approval by
                                           Shareholders at the Annual Meeting to be
                                           held on January 6, 1999

EXHIBIT 13                                 Information Incorporated by Reference from   51
                                           Annual Report for the Year Ended August
                                           31, 1998

EXHIBIT 21                                 List of Subsidiaries                         73

EXHIBIT 23                                 Consent of Independent Public Accountants    74

Page 24
                                                        INDEX TO EXHIBITS

                                                                                        Page No.

EXHIBIT 24                                 Powers of Attorney                           75

EXHIBIT 27                                 Financial Data Schedule for the Year Ended   87
                                           August 31, 1998


