Form 10-Q
period 1998-11-30
NATIONAL SERVICE INDUSTRIES INC
filed 1999-01-13
CIK 70538

Page 1 of  70
                                                        Exhibit Index on Page 14

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For quarter ended November 30, 1998                Commission file number 1-3208



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

Common Stock - $1.00 Par Value - 41,174,672 shares as of  December 31, 1998.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                        Page No.


PART I.  FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS -
                   NOVEMBER 30, 1998 AND AUGUST 31, 1998                     3

                   CONSOLIDATED STATEMENTS OF INCOME -
                   THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997             4

                   CONSOLIDATED STATEMENTS OF CASH FLOWS -
                   THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997             5

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               6-8

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL        9-11
                  CONDITION AND RESULTS OF OPERATIONS

PART II.  OTHER INFORMATION

          ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 12

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          12

SIGNATURES                                                                   13

EXHIBIT INDEX                                                                14

                                                                          Page 3
               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                          November 30,      August 31,
                                                                                              1998             1998
                                                                                        -----------------  -------------
Assets                                                                                    (Unaudited)
Current Assets:
      Cash and cash equivalents                                                               $   32,041     $   19,146
      Short-term investments                                                                        -              -
      Receivables, less reserves for doubtful accounts of $5,910 at November 30, 1998
            and $4,631 at August 31, 1998                                                        306,263        307,140
      Inventories, at the lower of cost (on a first-in, first-out basis) or market               219,633        197,950
      Linens in service, net of amortization                                                      58,086         58,826
      Deferred income taxes                                                                       14,861         17,542
      Prepayments                                                                                 12,121          6,447
                                                                                        -----------------  -------------
           Total Current Assets                                                                  643,005        607,051
                                                                                        -----------------  -------------

Property, Plant, and Equipment, at cost:
      Land                                                                                        21,418         21,450
      Buildings and leasehold improvements                                                       150,424        150,326
      Machinery and equipment                                                                    496,687        485,271
                                                                                        -----------------  -------------
           Total Property, Plant, and Equipment                                                  668,529        657,047
      Less-Accumulated depreciation and amortization                                             392,449        385,176
                                                                                        -----------------  -------------
           Property, Plant, and Equipment-net                                                    276,080        271,871
                                                                                        -----------------  -------------

Other Assets:
      Goodwill and other intangibles                                                             111,096         88,280
      Other                                                                                       41,952         43,482
                                                                                        -----------------  -------------
           Total Other Assets                                                                    153,048        131,762
                                                                                        =================  =============
                Total Assets                                                                  $1,072,133     $1,010,684
                                                                                        =================  =============

Liabilities and Stockholders' Equity
Current Liabilities:
      Current maturities of long-term debt                                                    $      100     $       98
      Notes payable                                                                                8,257          7,883
      Accounts payable                                                                           104,349         95,217
      Accrued salaries, commissions, and bonuses                                                  35,050         34,820
      Current portion of self-insurance reserves                                                  12,212         11,253
      Accrued taxes payable                                                                       12,945              -
      Other accrued liabilities                                                                   74,438         72,724
                                                                                        -----------------  -------------
           Total Current Liabilities                                                             247,351        221,995
                                                                                        -----------------  -------------

Long-Term Debt, less current maturities                                                          106,074         78,092
                                                                                        -----------------  -------------
Deferred Income Taxes                                                                             39,552         40,404
                                                                                        -----------------  -------------
Self-Insurance Reserves, less current portion                                                     43,497         44,573
                                                                                        -----------------  -------------
Other Long-Term Liabilities                                                                       49,143         46,719
                                                                                        -----------------  -------------

Stockholders' Equity:
      Series A participating  preferred stock, $.05 stated value, 500,000 shares authorized, none issued
      Preferred  stock,  no par value,  500,000 shares  authorized,  none issued
      Common  stock,  $1 par value,  80,000,000  shares  authorized,  57,918,978
      shares issued                                                                               57,919         57,919
      Paid-in capital                                                                             28,953         28,521
      Retained earnings                                                                          916,825        903,974
      Accumulated other comprehensive income items                                               (9,324)       (11,357)
                                                                                        -----------------  -------------
                                                                                                 994,373        979,057
      Less-Treasury stock, at cost (16,646,273 shares at November 30, 1998 and
           16,457,340 shares at August 31, 1998)                                                 407,857        400,156
                                                                                        -----------------  -------------
         Total Stockholders' Equity                                                              586,516        578,901
                                                                                        =================  =============
                Total Liabilities and Stockholders' Equity                                    $1,072,133     $1,010,684
                                                                                        =================  =============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


               National Service Industries, Inc. and Subsidiaries

                  Consolidated Statements of Income (Unaudited)
                      (In thousands, except per share data)

                                                                                                      THREE MONTHS ENDED
                                                                                                         NOVEMBER 30
                                                                                                 -----------------------------
                                                                                                     1998            1997
                                                                                                 -------------   -------------

Sales and Service Revenues:
      Net sales of products                                                                      $    443,457    $    409,518
      Service revenues                                                                                 75,469          78,066
                                                                                                 -------------   -------------
           Total Revenues                                                                             518,926         487,584
                                                                                                 -------------   -------------

Costs and Expenses:
      Cost of products sold                                                                           266,996         249,091
      Cost of services                                                                                 43,737          45,148
      Selling and administrative expenses                                                             164,912         152,628
      Interest (income) expense, net                                                                    2,342          (2,002)
      Other expense, net                                                                                    9             364
                                                                                                 -------------   -------------
           Total Costs and Expenses                                                                   477,996         445,229
                                                                                                 -------------   -------------

Income before Provision for Income Taxes                                                               40,930          42,355

Provision for Income Taxes                                                                             15,226          15,687
                                                                                                 -------------   -------------

Net Income                                                                                       $     25,704    $     26,668
                                                                                                 =============   =============

Per Share:
      Basic earnings per share                                                                   $        .62    $        .61
                                                                                                 =============   =============
      Basic Weighted Average Number of Shares Outstanding                                              41,407          43,652
                                                                                                 =============   =============

      Diluted earnings per share                                                                 $        .62    $        .60
                                                                                                 =============   =============
      Diluted Weighted Average Number of Shares Outstanding                                            41,614          44,104
                                                                                                 =============   =============












The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                          Page 5
               National Service Industries, Inc. and subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                                        THREE MONTHS ENDED
                                                                                                           NOVEMBER 30
                                                                                                   -----------------------------
                                                                                                       1998          1997
                                                                                                   ------------- -------------

Cash Provided by (Used for) Operating Activities
      Net income                                                                                   $     25,704  $     26,668
      Adjustments  to  reconcile  net income to net cash  provided by (used for)
      operating activities:
           Depreciation and amortization                                                                 14,444        11,831
           Provision for losses on accounts receivable                                                    1,430         1,172
           Gain on the sale of property, plant, and equipment                                               (60)       (2,106)
           Gain on the sale of businesses                                                                     -        (1,011)
           Change in noncurrent deferred income taxes                                                      (853)        8,965
           Change in assets and liabilities net of effect of acquisitions and divestitures-
                Receivables                                                                               2,854        (3,716)
                Inventories and linens in service, net                                                  (17,045)      (19,795)
                Deferred income taxes                                                                     2,681        (5,542)
                Prepayments and other                                                                    (5,453)       (3,529)
                Accounts payable and accrued liabilities                                                 19,564       (31,056)
                Self-insurance reserves and other long-term liabilities                                   1,348        (2,616)
                                                                                                   ------------- ---------------
                      Net Cash Provided by (Used for) Operating Activities                               44,614       (20,735)
                                                                                                   ------------- ---------------

Cash Provided by (Used for) Investing Activities
      Change in short-term investments                                                                        -        53,216
      Purchases of property, plant, and equipment                                                       (15,284)      (14,034)
      Sale of property, plant, and equipment                                                                362         1,499
      Sale of businesses                                                                                      -         1,440
      Acquisitions                                                                                      (28,498)       (6,077)
      Change in other assets                                                                              1,433         1,809
                                                                                                   ------------- ---------------
           Net Cash Provided by (Used for) Investing Activities                                         (41,987)       37,853
                                                                                                   ------------- ---------------

Cash Provided by (Used for) Financing Activities
      Borrowings of notes payable, net                                                                      374           109
      Borrowings (repayments) of long-term debt, net                                                     27,984           (25)
      Purchase of treasury stock, net                                                                    (7,270)      (52,836)
      Cash dividends paid                                                                               (12,853)      (13,301)
                                                                                                   ------------- ---------------
           Net Cash Provided by (Used for) Financing Activities                                           8,235       (66,053)
                                                                                                   ------------- ---------------

Effect of Exchange Rate Changes on Cash                                                                   2,033          (187)
                                                                                                   ------------- ---------------

Net Change in Cash and Cash Equivalents                                                                  12,895       (49,122)

Cash and Cash Equivalents at Beginning of Period                                                         19,146        57,123
                                                                                                   ------------- ---------------

Cash and Cash Equivalents at End of Period                                                         $     32,041  $      8,001
                                                                                                   ============= ===============

Supplemental Cash Flow Information:
      Income taxes paid (received) during the period                                               $       (419) $     38,017
      Interest paid during the period                                                                     2,742         1,822

Noncash Investing and Financing Activities:
      Noncash aspects of acquisitions--
           Liabilities assumed or incurred                                                         $      5,418  $      2,061
           Treasury stock issued                                                                            845             -

The accompanying notes to consolidated financial statements are an integral part of these statements.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                 (In thousands, except share and per share data)

1.    BASIS OF PRESENTATION:

The interim consolidated financial statements included herein have been prepared by the company without audit and the condensed consolidated balance sheet as of August 31, 1998 has been derived from audited statements. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of November 30, 1998, the consolidated results of operations for the three months ended November 30, 1998 and 1997, and the consolidated cash flows for the three months ended November 30, 1998 and 1997. Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.

The results of operations for the three months ended November 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year because the company's revenues and income are generally higher in the second half of its fiscal year and because of the uncertainty of general business conditions.

2.    BUSINESS SEGMENT INFORMATION:

                                           Three Months Ended November 30, 1998 and 1997
                                      ---------------------------------------------------------
                                          Sales and Service
                                              Revenues                Operating Profit (Loss)             Identifiable Assets
                                      ------------------------       --------------------------    ---------------------------------
                                                                                                     November 30,        August 31,
                                         1998           1997            1998           1997              1998               1998
                                      -----------    -----------     -----------    -----------    -----------------    ------------


Lighting Equipment                    $  284,077     $  268,658      $   29,479     $   27,637         $    450,919     $   397,962
Chemical                                 116,744        105,859           8,536          8,614              228,169         235,269
Textile Rental                            75,469         78,066           6,719          6,131              197,274         193,347
Envelope                                  42,636         35,001           3,536          2,534              106,743         103,087
                                      -----------    -----------     -----------    -----------        -------------    ------------
                                      $  518,926        487,584          48,270         44,916              983,105         929,665
                                      ===========    ===========
Corporate                                                                (4,998)        (4,563)              89,028          81,019
Interest income(expense), net                                            (2,342)         2,002
                                                                     -----------    -----------        -------------    ------------
Total                                                                $   40,930     $   42,355         $  1,072,133     $ 1,010,684
                                                                     ===========    ===========        =============    ============



3.   INVENTORIES:

Major classes of inventory as of November 30, 1998 and August 31, 1998 were as follows:

                                                                November 30,           August 31,
                                                                   1998                   1998
                                                                ------------           ------------

Raw Materials and Supplies                                      $    87,282            $    78,730
Work-in-Process                                                      10,616                 10,725
Finished Goods                                                      121,735                108,495
                                                                ------------           ------------
     Total                                                      $   219,633            $   197,950
                                                                ============           ============

4.    EARNINGS PER SHARE

During the quarter ended February 28, 1998, the company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Prior period amounts have been restated in accordance with this Statement. Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that could occur if dilutive options were exercised. The following table calculates basic earnings per common share and diluted earnings per common share at November 30:

                                                                              Three Months Ended
                                                                                  November 30
                                                                         ------------------------------
                                                                            1998              1997
                                                                         ------------      ------------
Basic earnings per common share:
      Net income                                                         $    25,704       $    26,668
      Basic weighted average shares outstanding, including shares
           contingently issuable (in thousands)                               41,407            43,652
                                                                         ============      ============
      Basic earnings per common share                                    $       .62       $       .61
                                                                         ============      ============

Diluted earnings per common share:
      Net income                                                         $    25,704       $    26,668

      Basic weighted average shares outstanding (in thousands)                41,407            43,652
           Add - Shares of common stock issuable upon assumed
                exercise of dilutive stock options (in thousands)                207               452
                                                                         ------------      ------------
      Diluted weighted average shares outstanding (in thousands)              41,614            44,104
                                                                         ------------      ------------
      Diluted earnings per common share                                  $       .62       $       .60
                                                                         ============      ============


5.    COMPREHENSIVE INCOME

The company adopted SFAS No. 130, "Reporting Comprehensive Income," in the first quarter of fiscal 1999. SFAS No. 130 requires the reporting of a measure of all changes in equity of an entity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) for the quarters ended November 30, 1998 and 1997 includes only foreign currency translation adjustments. The calculation of comprehensive income is as follows:

                                                  Three Months Ended
                                                      November 30
                                              ----------------------------
                                                 1998             1997
                                              -----------      -----------

Net income                                    $  25,704        $   26,668
Other comprehensive income (loss)                 2,033              (187)
                                              -----------      -----------
      Comprehensive Income                    $  27,737        $   26,481
                                              ===========      ===========

6.    ENVIRONMENTAL MATTERS

The company's operations, as well as other similar operations, are subject to comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances and solid and hazardous wastes and to the remediation of contaminated sites. Permits and environmental controls are required for certain of the company's operations to prevent or reduce air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. The company believes that it is in substantial compliance with all material environmental laws, regulations, and permits. On an ongoing basis, the company incurs capital and operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years, and the cost of responding to future changes may be substantial.

The company's environmental reserves totaled $11,300 and $12,600 at November 30, 1998 and August 31, 1998, respectively. The actual cost of environmental issues may be substantially lower or higher than that reserved due to the difficulty in estimating such costs, potential changes in the status of government regulations, and the inability to determine the extent to which contributions will be available from other parties. The company does not believe that any such amount below or in excess of that accrued is reasonably estimable.

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

The company is currently a party to, or otherwise involved in, legal proceedings in connection with several state and federal Superfund sites, two of which are located on property owned by the company. Except for the Crymes Landfill matter in Georgia, the company believes its liability is de minimis at each of the sites which it does not own where it has been named as a PRP. At the Crymes Landfill Site, since the matter is currently in the investigative phase, the company does not know whether its liability is de minimis but believes that its exposure at the site is not likely to result in a material adverse effect on the company. For the property which the company owns on Seaboard Industrial Boulevard in Atlanta, Georgia, the company has agreed to conduct an investigation on its and adjoining properties pursuant to the Georgia Hazardous Site Response Act. Until that investigation is completed, the company will not be able to determine if remediation will be required, if the company will be solely responsible for the cost of such remediation, or whether such cost is likely to result in a material adverse effect on the company. For the property which the company owns on East Paris Street in Tampa, Florida, the company has been requested by the State of Florida to clean up chlorinated solvent contamination in the groundwater on the property and on surrounding property known as Seminole Heights Solvent Site and to reimburse costs already incurred by the State of Florida in connection with such contamination. The company believes that it has a strong defense due to likely off-site sources of the contamination and because contamination from the property, if any, was due to prior owners and not the company's operations. At this time, it is too early to quantify the company's potential exposure or the likelihood of an adverse result.

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

In connection with the sale of the North Bros. business and 29 of the company's textile rental plants in 1997, the company has retained certain environmental liabilities. The company has received notice from the buyer of the textile rental plants of the alleged presence of perchloroethylene contamination on one of the properties involved in the sale. The company has since asserted an indemnification claim against the company from which it bought the property. At this time, it is too early to quantify the company's potential exposure in this matter, the likelihood of an adverse result, or the possibility that the company may be fully or partially indemnified.

In November 1997, the Environmental Protection Agency ("EPA") proposed stringent new wastewater discharge limits, which would become effective in the future, that could apply to certain facilities operated by the company. While the company does not believe that these regulations should apply to its operations, if the regulations are adopted as proposed, following adoption, the company's cost to comply with them could be as much as $6,000 to $9,000 of equipment expenditures spread over a three-year period, which the company does not believe would be material to its financial condition or results of operations.

7.    SUBSEQUENT EVENT - INCREASE IN SHARES AUTHORIZED

On January 6, 1999, the stockholders approved an amendment to the corporation's Restated Certificate of Incorporation to increase the corporation's authorized shares of common stock from 80,000,000 to 120,000,000. The additional shares will be available for potential acquisitions, stock dividends and splits, and other purposes determined by the board of directors to be in the best interests of the corporation.

                                                                          Page 9
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes.


National Service Industries is a diversified service and manufacturing company operating in four segments: lighting equipment, chemicals, textile rental, and envelopes. The company continued to be in strong financial condition at November 30, 1998. Net working capital was $395.7 million, up from $385.1 million at August 31, 1998, and the current ratio was 2.6 compared with 2.7 at August 31, 1998. At November 30, 1998, the company's debt to capitalization increased to
16.3 percent compared with 12.9 percent at August 31, 1998.

Results of Operations

National Service Industries generated quarterly revenue of $518.9 million in the first quarter of fiscal 1999 compared with quarterly revenue of $487.6 million in the first quarter of fiscal 1998. The revenue increase was primarily due to higher revenue in the lighting equipment and chemical segments. Additionally, revenue increased due to the September 1998 acquisition of GTY Industries (d/b/a "Hydrel") and the March 1998 acquisition of Allen Envelope, which were not included in the prior-year results.

Net income for the quarter ended November 30, 1998 was $25.7 million ($.62 per basic and diluted share) compared to net income for the quarter ended November 30, 1997 of $26.7 million ($.61 per basic share and $.60 per diluted share). Increased earnings in the lighting equipment and envelope segments were more than offset by increased interest expense during the quarter, causing net income to remain relatively unchanged. Basic and diluted earnings per share increased due to a reduction of 2.2 million basic and 2.5 million diluted average shares outstanding.

The lighting equipment segment reported record first quarter revenue of $284.1 million, an increase of 5.7 percent over last year's first quarter revenue of $268.7 million. This increase resulted from continued strength in the non-residential construction market, particularly in non-fluorescent products, as well as the acquisition of Hydrel. Operating profit increased 6.7 percent to $29.5 million driven by the additional sales and a slightly better product mix. The non-residential construction market remains strong, and order rates continue to be solid.

First quarter chemical segment revenue of $116.7 million increased 10.3 percent from last year's $105.9 million, primarily due to higher revenue from retail distribution channels. Operating profit of $8.5 million was slightly lower than last year's results due to increased operating costs required to support the retail distribution channels and changes in the product mix.

Textile rental segment revenue decreased 3.3 percent to $75.5 million, while operating profit of $6.7 million increased 9.6 percent compared to the prior-year period. The decrease in revenue was related in part to last year's sale of several industrial contracts, continued efforts to eliminate low-margin customer accounts, and the temporary, negative impact of two hurricanes on nine southeastern plants. Excluding non-recurring gains in each of the periods, operating profit rates remained relatively unchanged at approximately seven percent. During the current quarter, fiscal 1997 year-end restructuring reserves were reduced by a minimal amount for payments related to plant consolidations.

Envelope segment revenue increased 21.8 percent to $42.6 million, while operating profit increased 39.5 percent to $3.5 million over the prior year's $2.5 million. Revenue increased due to additional sales resulting from the Allen Envelope acquisition, which was completed in March 1998, and additional volume in the base business, offset by the effect of lower paper prices. The increase in operating profit was the result of the increased volume as well as incremental material cost savings.

Corporate expenses remained relatively consistent in comparison to the same period in the prior year.

Net interest expense was $2.3 million in the quarter ended November 30, 1998 compared with $2.0 million of interest income in the quarter ended November 30, 1997. The increase in net interest expense is due to lower interest income, resulting from the use of the short-term investments generated from the textile rental segment's 1997 divestiture proceeds, combined with higher interest expense from the increased borrowings to fund acquisitions, share repurchases, and internal growth.

The provision for income taxes was 37.2 percent of pretax income for the quarter compared with 37.0 percent in the prior-year period.

Liquidity and Capital Resources

Operating Activities

Operations provided cash of $44.6 million during the first quarter of fiscal 1999 and used cash of $20.7 million during the first quarter of fiscal 1998. The increase in cash flow for the quarter ended November 30, 1998 was primarily attributable to the absence of tax payments of $38.0 million reflected in the first quarter of the prior year related to the 1997 textile rental segment divestitures. Additionally, the current quarter change in accounts payable and accrued liabilities includes a $12.9 million increase in accrued taxes due in the second quarter.

Investing Activities

Investing activities used cash of $42.0 million for the three months ended November 30, 1998 compared with cash provided of $37.9 million in the three months ended November 30, 1997. The decrease in cash flow in the first quarter of fiscal 1999 was primarily the result of the liquidation of short-term investments in the first quarter of fiscal 1998, which provided cash of $53.2 million for share repurchases. Additionally, acquisition spending in the first quarter of fiscal 1999 totaled $28.5 million compared to $6.1 million in the same quarter of the prior year. Current quarter acquisition spending was primarily related to the September 1998 purchase by the lighting equipment segment of the assets of Hydrel, a manufacturer of architectural-grade light fixtures for landscape, in-grade, and underwater applications. The company also made minor acquisitions related to the textile rental segment. Prior-year acquisition spending of $6.1 million was due to the chemical segment's purchase of Pure Corporation, a specialty chemical company with its core businesses in Indiana, Pennsylvania, and New York.

Capital expenditures were $15.3 million in the first three months of fiscal 1999 compared with $14.0 million in the first three months of fiscal 1998. Capital spending in the first quarter of fiscal 1999 was primarily attributable to the lighting equipment, textile rental, and envelope segments. The lighting equipment segment's capital expenditures related to upgrading of old tooling equipment as well as purchases of new tooling equipment for capacity expansion. Expenditures in the textile rental segment were for implementation of new technology, production enhancements, and delivery truck purchases and refurbishments. The envelope segment's expenditures related primarily to new folding capacity, manufacturing process improvements, and information systems. Capital spending in the first quarter of fiscal 1998 consisted primarily of facility expansions and manufacturing process improvements in the lighting equipment segment, efficiency improvements and replacements of processing equipment and information systems in the textile rental segment, and facility and machinery replacements in the envelope segment. Capital expenditures for fiscal 1999 are estimated to be $90 million. Management believes current cash balances, anticipated cash flows from operations, and available funds from the credit facility, complementary lines of credit, and the shelf registration are sufficient to meet the company's planned level of capital spending and general operating cash requirements for the next twelve months.

Financing Activities

Cash provided by financing activities was $8.2 million in the first quarter of fiscal 1999 compared with cash used of $66.1 million in the first quarter of fiscal 1998. Contributing to the change were net purchases of treasury stock which were $7.3 million in the current quarter versus $52.8 million in the same quarter of the prior year. During the current quarter, the company repurchased 250,000 of its common shares. Additionally, for the quarter ended November 30, 1998, the company borrowed $28.0 million primarily to fund acquisitions, share repurchases, and internal growth.

Dividend payments totaled $12.9 million, or 31 cents per share, compared with $13.3 million, or 30 cents per share, for the prior-year period. On January 6, 1999, the regular quarterly dividend rate was increased 3.2 percent to 32 cents per share, or an annual calendar year rate of $1.28 per share.

Environmental Matters

See Note 6:Environmental Matters for a discussion of the company's environmental issues.

Impact of the Year 2000 Issue

The "Year 2000 Issue" resulted from the use of two digits rather than four digits to define the applicable year in certain computer programs. With the coming millennium, any of the company's computer programs that have two-digit date-sensitive software may interpret a date of "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruption of the operation of computer hardware and software, as well as intelligent manufacturing equipment and processes, and telephony.

Management is addressing the Year 2000 Issue in four phases: awareness, assessment, action plan, and plan implementation. At November 30, 1998, all areas of the company had completed the first three phases and implementation of the plan was approximately 80 percent complete. Management estimates that the total cost to be incurred in connection with the Year 2000 Issue will range from $3 million to $5 million, and substantially all major systems are expected to be in compliance prior to the end of calendar year 1999. Approximately one-third of the total cost reflects the redeployment of existing internal information technology resources and should not be incremental costs to the company. At November 30, 1998, the company had spent approximately $2.0 million on the Year 2000 Issue. The cost of the project is being funded through operating cash flows.

Management has evaluated the potential exposure of the company to related problems of its customers and suppliers and has implemented a vendor certification process. While management believes that its plan is sufficient to address the Year 2000 Issue, a contingency plan is currently being developed to address the potential for unforeseen issues that may arise. There can be no assurance, however, that such exposures or the costs of remediating any problems associated therewith will not materially affect the company's future business, financial condition, or results of operations.


Cautionary Statement Regarding Forward-Looking Information

From time to time, the company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, capital expenditures, technological developments, new products, research and development activities, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Statements herein which may be considered forward-looking include: (a) statements made regarding the company's current expectations or beliefs with respect to the outcome and impact on the company's business, financial condition, or results of operations of the Year 2000 Issue and environmental issues; (b) statements made concerning management's expectations with respect to the company's plan for strategic growth; and (c) statements made regarding management's expectations with regard to projected capital expenditures and future cash flows. In order to comply with the terms of the safe harbor, the company notes that a variety of factors could cause the company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the company's business include without limitation the following: (a) the uncertainty of general business and economic conditions, particularly the potential for a slow down in non-residential construction awards; and (b) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of increased pricing, enhanced sales force, new products, and improved customer service, as well as share repurchases and acquisitions.

                           PART II. OTHER INFORMATION



Item 2. Changes in Securities and Use of Proceeds

On October 15, 1998 the company issued 26,495 unregistered shares of common stock as payment of $845,000 to the sellers of Clearwater Linen & Uniform Supply, Inc. as consideration for the acquisition. The company relied on Section 4(2) of the Securities Act of 1933 as its exemption from the registration requirements.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits are listed on the Index to Exhibits (page 14).

(b) There were no reports on Form 8-K for the three months ended November 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               NATIONAL SERVICE INDUSTRIES, INC.
                                                          REGISTRANT


DATE  January 13, 1999                               /s/ David Levy
                                                         DAVID LEVY
                                        EXECUTIVE VICE PRESIDENT, ADMINISTRATION
                                                        AND COUNSEL



DATE  January 13, 1999                               /s/ Brock Hattox
                                                         BROCK HATTOX
                                                  EXECUTIVE VICE PRESIDENT AND
                                                    CHIEF FINANCIAL OFFICER

                                INDEX TO EXHIBITS

                                                                                                                            Page No.

EXHIBIT 3                    (a)    Certificate of Amendment of Restated Certificate of Incorporation                         15

                             (b)    By-Laws as Amended and Restated June 21, 1989 and Amended March 24, 1998 and              17
                                    January 6, 1999

EXHIBIT 10(iii)A             (1)    Incentive Stock Option Agreement for Executive Officers Effective Beginning               33
                                    September 22, 1998 between National Service Industries, Inc. and
                                    (a)   James S. Balloun
                                    (b)   Brock A. Hattox
                                    (c)   David Levy
                                    (d)   Stewart A. Searle III

                             (2)    Nonqualified Stock Option Agreement for Executive Officers Effective Beginning            40
                                    September 22, 1998 between National Service Industries, Inc. and
                                    (a)   James S. Balloun
                                    (b)   Brock A. Hattox
                                    (c)   David Levy
                                    (d)   Stewart A. Searle III

                             (3)    Aspiration Achievement Incentive Award Agreements between National Service                46
                                    Industries, Inc. and
                                    (a)   James S. Balloun
                                    (b)   Brock A. Hattox
                                    (c)   David Levy
                                    (d)   Stewart A. Searle III

                                    [a confidential portion of which has been omitted and filed separately with the
                                    Securities and Exchange Commission]

                             (4)    Amendment No. 3 to Benefits Protection Trust Agreement between National Service           57
                                    Industries, Inc. and Wachovia Bank, N.A. (formerly Wachovia Bank and Trust
                                    Company), Dated January 6, 1999.

                             (5)    Amendment No. 2 to Executive Benefits Trust Agreement between National Service            63
                                    Industries, Inc. and Wachovia Bank, N.A. (formerly Wachovia Bank and Trust
                                    Company), Dated January 6, 1999.

EXHIBIT 12                          Ratio of Earnings to Fixed Charges                                                        69

EXHIBIT 27                          Financial Data Schedule                                                                   70



