Form 10-Q
period 1999-02-28
NATIONAL SERVICE INDUSTRIES INC
filed 1999-04-14
CIK 70538

Page 1 of  16
                                                        Exhibit Index on Page 15

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For quarter ended February 28, 1999               Commission file number 1-3208
--------------------------------------------------------------------------------



                        NATIONAL SERVICE INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



             Delaware                                      58-0364900
  (State or Other Jurisdiction of
   Incorporation or Organization)        (I.R.S. Employer Identification Number)



            1420 Peachtree Street, N. E., Atlanta, Georgia 30309-3002
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)



                                 (404) 853-1000
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                      None
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes -    X                                  No -
         ----------                                  -----------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $1.00 Par Value - 40,846,538 shares as of  March 31, 1999.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                    Page No.

PART I.  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

           CONSOLIDATED BALANCE SHEETS-
           FEBRUARY 28, 1999 AND AUGUST 31, 1998                                                        3

           CONSOLIDATED STATEMENTS OF INCOME-
           THREE MONTHS AND SIX MONTHS ENDED
           FEBRUARY 28, 1999 AND 1998                                                                   4

           CONSOLIDATED STATEMENTS OF CASH FLOWS-
           SIX  MONTHS ENDED FEBRUARY 28, 1999 AND 1998                                                 5

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                  6-9

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                                                10-12
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II.  OTHER INFORMATION

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     13

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                        13

SIGNATURES                                                                                             14

EXHIBIT INDEX                                                                                          15


                                                                          Page 3
               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share and per share data)

                                                                                                February 28,    August 31,
                                                                                                    1999           1998
                                                                                               --------------- ---------------
Assets                                                                                          (Unaudited)
Current Assets:
      Cash and cash equivalents                                                                    $   62,426    $   19,146
      Receivables, less reserves for doubtful accounts of $5,939 at February 28, 1999 and
            $4,631 at August 31, 1998                                                                 308,856       307,140
      Inventories, at the lower of cost (on a first-in, first-out basis) or market                    215,177       197,950
      Linens in service, net of amortization                                                           57,669        58,826
      Deferred income taxes                                                                            15,697        17,542
      Prepayments                                                                                       9,319         6,447
                                                                                               --------------- ---------------
           Total Current Assets                                                                       669,144       607,051
                                                                                               --------------- ---------------

Property, Plant, and Equipment, at cost:
      Land                                                                                             21,349        21,450
      Buildings and leasehold improvements                                                            152,873       150,326
      Machinery and equipment                                                                         514,488       485,271
                                                                                               --------------- ---------------
           Total Property, Plant, and Equipment                                                       688,710       657,047
      Less-Accumulated depreciation and amortization                                                 (401,274)     (385,176)
                                                                                               --------------- ---------------
           Property, Plant, and Equipment-net                                                         287,436       271,871
                                                                                               --------------- ---------------

Other Assets:
      Goodwill and other intangibles                                                                  111,369        88,280
      Other                                                                                            44,880        43,482
                                                                                               --------------- ---------------
           Total Other Assets                                                                         156,249       131,762
                                                                                               =============== ===============
                Total Assets                                                                       $1,112,829    $1,010,684
                                                                                               =============== ===============

Liabilities and Stockholders' Equity
Current Liabilities:
      Current maturities of long-term debt                                                         $      100    $       98
      Notes payable                                                                                    10,621         7,883
      Accounts payable                                                                                 90,909        95,217
      Accrued salaries, commissions, and bonuses                                                       26,441        34,820
      Current portion of self-insurance reserves                                                       10,654        11,253
      Other accrued liabilities                                                                        69,493        72,724
                                                                                               --------------- ---------------
           Total Current Liabilities                                                                  208,218       221,995
                                                                                               --------------- ---------------

Long-Term Debt, less current maturities                                                               185,635        78,092
                                                                                               --------------- ---------------
Deferred Income Taxes                                                                                  41,345        40,404
                                                                                               --------------- ---------------
Self-Insurance Reserves, less current portion                                                          42,332        44,573
                                                                                               --------------- ---------------
Other Long-Term Liabilities                                                                            53,753        46,719
                                                                                               --------------- ---------------

Stockholders' Equity:
      Series A participating  preferred stock, $.05 stated value,  500,000 shares authorized, none issued
      Preferred stock, no par value, 500,000 shares authorized, none issued
      Common stock, $1 par value, 120,000,000 shares authorized, 57,918,978 shares issued              57,919        57,919
      Paid-in capital                                                                                  28,885        28,521
      Retained earnings                                                                               928,488       903,974
      Accumulated other comprehensive income items                                                     (9,691)      (11,357)
                                                                                               --------------- ---------------
                                                                                                    1,005,601       979,057
      Less-Treasury stock, at cost (17,072,940 shares at February 28, 1999 and 16,457,340
            shares at August 31, 1998)                                                                424,055       400,156
                                                                                               --------------- ---------------
           Total Stockholders' Equity                                                                 581,546       578,901
                                                                                               =============== ===============
                Total Liabilities and Stockholders' Equity                                         $1,112,829    $1,010,684
                                                                                               =============== ===============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

Page 4
               National Service Industries, Inc. and Subsidiaries
                  Consolidated Statements of Income (Unaudited)
                      (In thousands, except per share data)


                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                             FEBRUARY 28                       FEBRUARY 28
                                                     -----------------------------    -------------------------------
                                                         1999           1998              1999           1998
                                                     -------------- --------------    -------------- ----------------

Sales and Service Revenues:
      Net sales of products                               $436,564       $401,867          $880,021       $811,385
      Service revenues                                      73,795         77,544           149,264        155,610
                                                     -------------- --------------    -------------- ----------------
           Total Revenues                                  510,359        479,411         1,029,285        966,995
                                                     -------------- --------------    -------------- ----------------

Costs and Expenses:
      Cost of products sold                                268,540        247,415           535,536        496,506
      Cost of services                                      45,608         45,947            89,345         91,095
      Selling and administrative expenses                  160,597        150,851           325,509        303,479
      Interest expense (income), net                         2,537           (402)            4,879         (2,404)
      Gain on sale of businesses                            (3,511)          (950)           (3,511)        (1,961)
      Restructuring expense, asset impairments, and
           other charges                                    (2,216)            --            (2,216)            --
      Other (income) expense, net                             (623)          (762)             (614)           613
                                                     -------------- --------------    -------------- ----------------
           Total Costs and Expenses                        470,932        442,099           948,928        887,328
                                                     -------------- --------------    -------------- ----------------

Income before Provision for Income Taxes                    39,427         37,312            80,357         79,667

Provision for Income Taxes                                  14,665         13,824            29,891         29,511
                                                     -------------- --------------    -------------- ----------------

Net Income                                                $ 24,762       $ 23,488          $ 50,466       $ 50,156
                                                     ============== ==============    ============== ================

Per Share:
      Basic Earnings per Share                            $    .60       $    .55          $   1.22       $   1.16
                                                     ============== ==============    ============== ================
        Basic Weighted Average Number of Shares
        Outstanding                                         41,046         42,765            41,219         43,260
                                                     ============== ==============    ============== ================

      Diluted Earnings per Share                          $    .60       $    .54          $   1.22       $   1.15
                                                     ============== ==============    ============== ================
        Diluted Weighted Average Number of Shares
        Outstanding                                         41,227         43,318            41,412         43,752
                                                     ============== ==============    ============== ================













The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                          Page 5
               National Service Industries, Inc. and subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                                  SIX MONTHS ENDED
                                                                                                     FEBRUARY 28
                                                                                        --------------------------------------
                                                                                                      1999               1998
                                                                                        ------------------- ------------------

Cash Provided by (Used for) Operating Activities
      Net income                                                                                  $ 50,466           $ 50,156
      Adjustments to reconcile net income to net cash provided by (used for) operating activities:
           Depreciation and amortization                                                            28,988             23,817
           Provision for losses on accounts receivable                                               2,055              1,904
           Gain on the sale of property, plant, and equipment                                         (410)            (2,691)
           Gain on the sale of businesses                                                           (3,511)            (1,961)
           Restructuring expense, asset impairments, and other charges                              (2,216)                 -
           Change in noncurrent deferred income taxes                                                  941             11,666
           Change in assets and liabilities net of effect of acquisitions and divestitures-
                Receivables                                                                          4,391            (11,292)
                Inventories and linens in service, net                                              (8,990)           (13,103)
                Deferred income taxes                                                                1,845             (8,525)
                Prepayments and other                                                               (2,473)            (3,215)
                Accounts payable and accrued liabilities                                           (22,215)           (79,154)
                Self-insurance reserves and other long-term liabilities                              4,793             (1,495)
                                                                                        ------------------- --------------------
                      Net Cash Provided by (Used for) Operating Activities                          53,664            (33,893)
                                                                                        ------------------- --------------------

Cash Provided by (Used for) Investing Activities
      Change in short-term investments                                                                   -            205,244
      Purchases of property, plant, and equipment                                                  (31,973)           (38,418)
      Sale of property, plant, and equipment                                                           931              1,907
      Sale of businesses                                                                               631              2,464
      Acquisitions                                                                                 (39,234)            (6,077)
      Change in other assets                                                                        (3,201)             1,755
                                                                                        ------------------- --------------------
           Net Cash Provided by (Used for) Investing Activities                                    (72,846)           166,875
                                                                                        ------------------- --------------------

Cash Provided by (Used for) Financing Activities
      Borrowings (repayments) of notes payable, net                                                  2,738               (544)
      Borrowings (repayments) of long-term debt, net                                               107,545               (309)
      Purchase of treasury stock, net                                                              (23,535)           (93,230)
      Cash dividends paid                                                                          (25,952)           (26,684)
                                                                                        ------------------- --------------------
           Net Cash Provided by (Used for) Financing Activities                                     60,796           (120,767)
                                                                                        ------------------- --------------------

Effect of Exchange Rate Changes on Cash                                                              1,666               (308)
                                                                                        ------------------- --------------------

Net Change in Cash and Cash Equivalents                                                             43,280             11,907

Cash and Cash Equivalents at Beginning of Period                                                    19,146             57,123
                                                                                        ------------------- --------------------

Cash and Cash Equivalents at End of Period                                                        $ 62,426           $ 69,030
                                                                                        =================== ====================

Supplemental Cash Flow Information:
      Income taxes paid during the period                                                         $ 25,941           $ 62,762
      Interest paid during the period                                                                5,906              3,502

Noncash Investing and Financing Activities:
      Noncash aspects of sale of businesses--
           Receivables recorded                                                                   $    396           $      -
           Liabilities assumed                                                                         326                178

      Noncash aspects of acquisitions--
           Liabilities assumed or incurred                                                        $ 12,027           $  2,061
           Treasury stock issued                                                                       845                  -

The accompanying notes to consolidated financial statements are an integral part of these statements.

Page 6
               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                 (In thousands, except share and per share data)


1.   BASIS OF PRESENTATION:

The interim consolidated financial statements included herein have been prepared by the company without audit and the condensed consolidated balance sheet as of August 31, 1998 has been derived from audited statements. These statements reflect adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of February 28, 1999, the consolidated results of operations for the three months and six months ended February 28, 1999 and 1998, and the consolidated cash flows for the six months ended February 28, 1999 and 1998. Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.

The results of operations for the three months and six months ended February 28, 1999 are not necessarily indicative of the results to be expected for the full fiscal year because the company's revenues and income are generally higher in the second half of its fiscal year and because of the uncertainty of general business conditions.


2.    BUSINESS SEGMENT INFORMATION:

During the first quarter of fiscal 1999, the company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." The objective of SFAS No. 131 is to provide information about the different types of business activities in which the company engages. The following have been identified as reportable segments: lighting equipment, chemical, textile rental, and envelope.

                                                                                           Depreciation           Capital
                                                         Sales and        Operating             and             Expenditures
                                                          Service           Profit         Amortization          Including
Six Months Ended February 28, 1999                       Revenues           (Loss)            Expense           Acquisitions
                                                       --------------    -------------    ----------------    -----------------

Lighting Equipment                                        $  556,665         $ 53,313            $ 12,911             $ 39,741
Chemical                                                     233,440           18,261               4,976                4,323
Textile Rental                                               149,264           15,934               7,265                9,296
Envelope                                                      89,916            6,654               2,822               17,511
                                                       --------------    -------------    ----------------    ----------------
                                                           1,029,285           94,162              27,974               70,871
Corporate                                                                      (8,926)              1,014                  336
Interest income (expense), net                                                 (4,879)
                                                       --------------    -------------    ----------------    -----------------
                                                          $1,029,285         $ 80,357            $ 28,988             $ 71,207
                                                       ==============    =============    ================    =================

Six Months Ended February 28, 1998

Lighting Equipment                                        $  528,737         $ 50,526            $  9,617             $ 17,114
Chemical                                                     212,944           17,145               4,613                9,295
Textile Rental                                               155,610           12,818               6,497               10,135
Envelope                                                      69,704            4,469               1,949                7,607
                                                       --------------    -------------    ----------------    -----------------
                                                             966,995           84,958              22,676               44,151
Corporate                                                                      (7,695)              1,141                  344
Interest income (expense), net                                                  2,404
                                                       --------------    -------------    ----------------    -----------------
Total                                                     $  966,995         $ 79,667            $ 23,817             $ 44,495
                                                       ==============    =============    ================    =================

                                                                          Page 7

                                                                                           Depreciation           Capital
                                                         Sales and        Operating             and             Expenditures
                                                          Service           Profit         Amortization          Including
Three Months Ended February 28, 1999                     Revenues           (Loss)            Expense           Acquisitions
                                                       --------------    -------------    ----------------    -----------------

Lighting Equipment                                        $  272,588         $ 23,834            $  6,454             $  6,430
Chemical                                                     116,696            9,725               2,531                2,016
Textile Rental                                                73,795            9,215               3,632                3,547
Envelope                                                      47,280            3,118               1,422               15,142
                                                       --------------    -------------    ----------------    -----------------
                                                             510,359           45,892              14,039               27,135
Corporate                                                                      (3,928)                505                  290
Interest income (expense), net                                                 (2,537)
                                                       --------------    -------------    ----------------    -----------------
Total                                                     $  510,359         $ 39,427            $ 14,544             $ 27,425
                                                       ==============    =============    ================    =================

Three Months Ended February 28, 1998

Lighting Equipment                                        $  260,079         $ 22,889              $4,802              $11,105
Chemical                                                     107,085            8,531               2,372                2,642
Textile Rental                                                77,544            6,687               3,250                5,900
Envelope                                                      34,703            1,935                 992                4,448
                                                       --------------    -------------    ----------------    -----------------
                                                             479,411           40,042              11,416               24,095
Corporate                                                                      (3,132)                570                  289
Interest income (expense), net                                                    402
                                                       --------------    -------------    ----------------    -----------------
Total                                                     $  479,411         $ 37,312            $ 11,986             $ 24,384
                                                       ==============    =============    ================    =================

                                                                    Identifiable Assets

                                                    ----------------------------------------------------
                                                     February 28, 1999               August 31, 1998
                                                    ---------------------          ---------------------

Lighting Equipment                                            $  439,713                     $  397,962
Chemical                                                         234,120                        235,269
Textile Rental                                                   191,813                        193,347
Envelope                                                         123,580                        103,087
                                                    ---------------------          ---------------------
                                                                 989,226                        929,665
Corporate                                                        123,603                         81,019
                                                    ---------------------          ---------------------
Total                                                         $1,112,829                     $1,010,684
                                                    =====================          =====================

3.   INVENTORIES:

Major classes of inventory as of February 28, 1999 and August 31, 1998 were as follows:

                                                                February 28,            August 31,
                                                                    1999                   1998
                                                                -------------          -------------

Raw materials and supplies                                      $     85,500           $     78,730
Work-in-progress                                                      10,751                 10,725
Finished goods                                                       118,926                108,495
                                                                -------------          -------------
     Total                                                      $    215,177           $    197,950
                                                                =============          =============


4.    EARNINGS PER SHARE

During the quarter ended February 28, 1998, the company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that could occur if dilutive options were exercised. The following table calculates basic earnings per common share and diluted earnings per common share at February 28:

Page 8

                                                                             Three Months Ended               Six Months Ended
                                                                                 February 28                     February 28
                                                                        ----------------------------    ----------------------------
                                                                           1999            1998            1999            1998
                                                                        ------------    ------------    ------------    ------------
Basic earnings per common share:
      Net income                                                           $ 24,762        $ 23,488        $ 50,466        $ 50,156
      Basic weighted average shares outstanding, including shares
           contingently issuable (in thousands)                              41,046          42,765          41,219          43,260
                                                                        ------------    ------------    ------------    ------------
      Basic earnings per common share                                      $    .60        $    .55        $   1.22        $   1.16
                                                                        ============    ============    ============    ============

Diluted earnings per common share:
      Net income                                                           $ 24,762        $ 23,488        $ 50,466        $ 50,156

      Basic weighted average shares outstanding (in thousands)               41,046          42,765          41,219          43,260
           Add - Shares of common stock issuable upon assumed exercise
           of dilutive stock options (in thousands)                             181             553             193             492
                                                                         ------------   ------------    ------------    ------------
      Diluted weighted average shares outstanding (in thousands)             41,227          43,318          41,412          43,752
                                                                         -----------    ------------    ------------    ------------

      Diluted earnings per common share                                    $    .60        $    .54        $   1.22        $   1.15
                                                                         ===========    ============    ============    ============


5.    COMPREHENSIVE INCOME

The company adopted SFAS No. 130, "Reporting Comprehensive Income," in the first quarter of fiscal 1999. SFAS No. 130 requires the reporting of a measure of all changes in equity of an entity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) for the three and six months ended February 28, 1999 and 1998 includes only foreign currency translation adjustments. The calculation of comprehensive income is as follows:


                                                           Three Months Ended                Six Months Ended
                                                               February 28                     February 28
                                                       ----------------------------    -----------------------------
                                                          1999            1998             1999            1998
                                                       ------------    ------------    -------------    ------------

      Net income                                          $ 24,762      $ 23,488           $ 50,466      $ 50,156
      Other comprehensive income (loss)                       (367)         (121)             1,666          (308)
                                                       ------------    ------------    -------------    ------------
           Comprehensive Income                           $ 24,395      $ 23,367           $ 52,132      $ 49,848
                                                       ============    ============    =============    ============


6.    ENVIRONMENTAL MATTERS

The company's operations, as well as similar operations of other companies, are subject to comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances and solid and hazardous wastes and to the remediation of contaminated sites. Permits and environmental controls are required for certain of the company's operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. The company believes that it is in substantial compliance with all material environmental laws, regulations, and permits. On an ongoing basis, the company incurs capital and operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years, and the cost of responding to future changes may be substantial.

The company's environmental reserves totaled $11,872 and $12,600 at February 28, 1999 and August 31, 1998, respectively. The actual cost of environmental issues may be substantially lower or higher than that reserved due to the difficulty in estimating such costs, potential changes in the status of government regulations, and the inability to determine the extent to which contributions will be available from other parties. The company does not believe that any such amount below or in excess of that accrued is reasonably estimable.

Certain environmental laws, such as Superfund, can impose liability for the entire cost of site remediation upon each of the current or former owners or operators of a site or parties who sent waste to a site where a release of a hazardous substance has occurred regardless of fault or the lawfulness of the original disposal activity. Generally, where there are a number of potentially responsible parties ("PRPs") that are financially viable, liability has been apportioned based on the type and amount of waste disposed of by each party at such disposal site and the number of financially viable PRPs, although no assurance can be given as to any particular site.

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

In November 1997, the Environmental Protection Agency ("EPA") proposed stringent future wastewater discharge limits that could apply to certain facilities operated by the company. While the company does not believe that these regulations will apply to its operations, if the regulations are adopted as proposed, the company's cost to comply with them could be as much as $6,000 to $9,000 of equipment expenditures spread over a three-year period, which the company does not believe would be material to its financial condition or results of operations.


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

National Service Industries is a diversified service and manufacturing company operating in four segments: lighting equipment, chemicals, textile rental, and envelopes. The company continued to be in strong financial condition at February 28, 1999. Net working capital was $460.9 million, up from $385.1 million at August 31, 1998, and the current ratio was 3.2 compared with 2.7 at August 31, 1998. At February 28, 1999, the company's debt to capitalization increased to
25.2 percent compared with 12.9 percent at August 31, 1998.

Results of Operations

National Service Industries generated revenue of $510.4 million and $1,029.3 million in the three and six months ended February 28, 1999, respectively, compared with revenue of $479.4 million and $967.0 million in the three and six months ended February 28, 1998, respectively. Revenue primarily increased due to the February 1999 acquisition of Gilmore Envelope Corporation ("Gilmore"), the September 1998 acquisition of GTY Industries (d/b/a "Hydrel"), the July 1998 acquisition of Calman Australia Pty Ltd, and the March 1998 acquisition of Allen Envelope, which were not included in the prior-year results. Additionally, the revenue increase was due in part to higher revenue in the base business of the lighting equipment and chemical segments.

Net income totaled $24.8 million and $50.5 million, or $.60 and $1.22 per diluted share, for the three and six months ended February 28, 1999, respectively, compared to net income of $23.4 million and $50.2 million, or $.54 and $1.15 per diluted share, for the three and six months ended February 28, 1998, respectively. The increase was the result of improved operating margins and a non-recurring $3.5 million net pretax gain in the textile rental segment partially offset by an increase in net interest expense. Diluted earnings per share increased due to a reduction of 2.1 million and 2.3 million diluted average shares outstanding for the three and six months ended February 28, 1999, respectively.

The lighting equipment segment reported revenue of $272.6 million and $556.7 million for the three and six months ended February 28, 1999, respectively, which is an increase of 4.8 percent and 5.3 percent over the same periods in the prior year. This increase resulted from continued strength in the non-residential construction market and the acquisition of Hydrel, offset partially by competitive pricing measures. Operating profit increased 4.1 percent and 5.5 percent for the three and six months ended February 28, 1999, respectively, primarily related to the additional sales and lower materials cost.

Chemical segment revenue increased 9.0 percent to $116.7 million for the second quarter and 9.6 percent to $233.4 million for the first half of the year primarily due to continued growth in the retail channel and higher revenue from the industrial and institutional distribution channels. Operating profit of $9.7 million and $18.3 million in the three and six months ended February 28, 1999, respectively, was higher than last year's results due to cost saving initiatives and increased sales productivity.

Textile rental segment revenue decreased 4.8 percent to $73.8 million for the second quarter and 4.1 percent to $149.3 million for the six months. The decrease in revenue was related in part to sales of several industrial contracts and rationalization of unprofitable accounts in fiscal 1998. Revenue for the first half of 1999 was also affected by the temporary, negative impact of two hurricanes on nine southeastern plants. Operating income increased to $9.2 million from last year's $6.7 million for the second quarter and to $15.9 million from $12.8 million for the first half of the year. Operating income for the three and six months ended February 28, 1999 included a $5.7 million gain associated with the 1997 uniform plants divestiture and restructuring activities offset by a $2.2 million write-off for merchandise inventory previously used by unprofitable accounts rationalized last year. Excluding non-recurring items in current and prior year, operating margins increased due to the segment's focus on lowering merchandise costs and improving production efficiencies through daily tracking of operational performance measures.

During the second quarter of 1999, management performed an extensive review of the liabilities recorded in connection with the textile rental segment's 1997 uniform plants divestiture and restructuring activities. In 1997, the textile rental segment accrued for items related to the sale of its uniform plants including environmental exposures, severance agreements, and costs to return leased facilities to pre-lease condition. The company has realized lower costs than originally anticipated associated with these items and, as a result, has reduced the liability and recorded a gain of $3.5 million. Additionally, in 1997 the textile rental segment recorded an impairment charge and accrued for items related to restructuring activities that primarily related to branch consolidations and asset dispositions. As the company has realized lower than anticipated costs, the reserve was reduced by $2.2 million and income recorded during the second quarter of 1999. During the current year, fiscal 1997 year-end restructuring reserves were also reduced by a minimal amount for payments related to plant consolidations.

Envelope segment revenue increased 36.2 percent to $47.3 million for the three months ended February 28, 1999 and increased 29.0 percent to $89.9 million for the six months ended February 28, 1999. Revenue increased due primarily to additional sales resulting from the Allen Envelope and Gilmore acquisitions and additional volume in the base business, which was offset by the effect of lower paper prices that were passed along to customers. Operating profit increased
61.1 percent for the quarter and 48.9 percent for the first half of the year. The increase in operating profit was due to the increased volumes and incremental material cost savings.

Corporate expenses were slightly higher in the three and six months ended February 28, 1999 as compared to the same period in the prior year as a result of increased expenses to support corporate growth.

Net interest expense was $2.5 million and $4.9 million in the three and six months ended February 28, 1999, respectively, compared with $0.4 million and $2.4 million of net interest income for the three and six months ended February 28, 1998, respectively. The increase in net interest expense is due to lower interest income, resulting from the use of the short-term investments generated from the textile rental segment's 1997 divestiture proceeds, combined with higher interest expense from increased borrowing to fund acquisitions, share repurchases, and internal growth. The increased borrowing is the result of the issuance of $160 million in publicly traded notes in the second quarter of 1999. See "Financing Activities" below for further discussion.

The provision for income taxes was 37.2 percent of pretax income for the three and six months ended February 28, 1999 compared with 37.0 percent in the prior-year periods.

Liquidity and Capital Resources

Operating Activities

Operations provided cash of $53.7 million during the first six months of fiscal 1999 and used cash of $33.9 million during the first six months of fiscal 1998. The 1998 cash flow was lower because of tax payments of $36.8 million related to the 1997 textile rental segment divestitures. Additionally, cash provided by accounts receivable in 1999 increased $15.7 million over the prior year and the cash used for accounts payable and accrued liabilities decreased $20.1 million, excluding the reduction in tax payments, over the prior year.

Investing Activities

Investing activities used cash of $72.8 million for the six months ended February 28, 1999 compared with cash provided of $166.9 million in the six months ended February 28, 1998. The cash flow in the first half of fiscal 1998 was higher because of the liquidation of short-term investments. Additionally, acquisition spending in the first half of fiscal 1999 totaled $39.2 million compared to $6.1 million in the first half of the prior year. Current year acquisition spending was primarily related to the September 1998 purchase by the lighting equipment segment of the assets of Hydrel, a manufacturer of architectural-grade light fixtures for landscape, in-grade, and underwater applications, and the February 1999 purchase by the envelope segment of Gilmore, an envelope manufacturer headquartered in Los Angeles, California. The company also made minor acquisitions related to the textile rental segment. Prior-year acquisition spending of $6.1 million was due to the chemical segment's purchase of Pure Corporation, a specialty chemical company with its core businesses in Indiana, Pennsylvania, and New York.

Capital expenditures were $32.0 million in the first six months of fiscal 1999 compared with $38.4 million in the first six months of fiscal 1998. Capital spending in the first half of fiscal 1999 was primarily attributable to the lighting equipment, textile rental, and envelope segments. The lighting equipment segment's capital expenditures related to the purchase of land and buildings for a new plant, manufacturing improvements and upgrades for capacity expansion, and implementation of new technology. Expenditures in the textile rental segment were for implementation of new technology, production enhancements, and delivery truck purchases and refurbishments. The envelope segment's expenditures related primarily to manufacturing process improvements, information systems, facility expansion, and new folding capacity. Capital spending in the first half of fiscal 1998 consisted primarily of facility expansions and manufacturing process improvements in the lighting equipment segment, efficiency improvements and replacements of processing equipment and information systems in the textile rental segment, and facility and machinery replacements in the envelope segment. Capital expenditures for fiscal 1999 are estimated to be $90 million. Management believes current cash balances, anticipated cash flows from operations, and available funds from the credit facility, complementary lines of credit, and the company's active shelf registration are sufficient to meet the company's planned level of capital spending and general operating cash requirements for the next twelve months.

Financing Activities

Cash provided by financing activities was $60.8 million in the first half of fiscal 1999 compared with cash used of $120.8 million in the first half of fiscal 1998. Contributing to the change were net purchases of treasury stock which were $23.5 million in the current year versus $93.2 million in the prior year. During the first half of 1999 the company repurchased 713,700 of its common shares.

In the second quarter, the company successfully completed the issuance of $160 million in ten-year publicly traded notes bearing a coupon rate of 6.0 percent. Proceeds were used for the repayment of $80.0 million in short-term borrowings, with the remainder available for general corporate purposes including working capital requirements, capital expenditures, acquisitions, repayment of outstanding indebtedness, and share repurchases. Dividend payments totaled $26.0 million, or 63 cents per share, compared with $26.7 million, or 61 cents per share, for the prior-year period. On January 6, 1999, the regular quarterly dividend rate was increased 3.2 percent to 32 cents per share, or an annual calendar year rate of $1.28 per share.

Environmental Matters

See  Note  6:   Environmental   Matters  for  a  discussion   of  the  company's
environmental issues.

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

Management is addressing the Year 2000 Issue in four phases: awareness, assessment, action plan, and plan implementation. At February 28, 1999, all areas of the company had completed the first three phases and implementation of the plan was approximately 85 percent complete. Management estimates that the total cost to be incurred in connection with the Year 2000 Issue will range from $4 million to $6 million, and substantially all major systems are expected to be in compliance prior to the end of calendar year 1999. Approximately one-third of the total cost reflects the redeployment of existing internal information technology resources and should not be incremental costs to the company. At February 28, 1999, the company had spent approximately $3.2 million on the Year 2000 Issue. The cost of the project is being funded through operating cash flows.

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

                           PART II. OTHER INFORMATION




Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held January 6, 1999, all nominees for director were elected to the board without opposition and Arthur Andersen LLP was appointed as independent auditor for the current fiscal year. In addition, stockholders voted on the following:

                                                                                 Votes Cast
                                                       ----------------------------------------------------------------
                                                           Affirmative             Negative            Abstentions

    Proposal to amend the Restated  Certificate of
    Incorporation to increase the authorized common
    stock of the Corporation to 120,000,000 shares          28,706,028            2,259,445              138,684

    Proposal to approve the amended and restated
    National Service Industries, Inc. Management
    Compensation and Incentive Plan                         27,971,244            2,810,268              322,645





Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits are listed on the Index to Exhibits (page 15).

(b) There were no reports on Form 8-K for the three months ended February 28, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               NATIONAL SERVICE INDUSTRIES, INC.
                                                         REGISTRANT


DATE  April  14, 1999                              /s/ David Levy
                                                       DAVID LEVY
                                        EXECUTIVE VICE PRESIDENT, ADMINISTRATION
                                                       AND COUNSEL



DATE  April 14, 1999                                /S/ Brock Hattox
                                                        BROCK HATTOX
                                               EXECUTIVE VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER

                                INDEX TO EXHIBITS


                                                                                                      Page No.

EXHIBIT 4          Second Amendment dated as of January 6, 1999 between National                  Reference is  made to Exhibit 1 of
                   Service  Industries  Inc. and First Chicago  Trust Company of                  registrant's Form 8-A/A-4 as filed
                   New  York, to the  Amended  and  Restated   Rights Agreement,                  with the Commission on January 12,
                   dated  as  of  December 17,  1997  between  National  Service                  1999, which is incorporated herein
                   Industries, Inc. and First Chicago Trust Company of New York,                  by reference.
                   as Rights Agent, as amended.



EXHIBIT 27         Financial Data Schedule                                                                           16
