Form 10-Q
period 1999-05-31
NATIONAL SERVICE INDUSTRIES INC
filed 1999-07-14
CIK 70538

Page 1 of 61
                                                        Exhibit Index on Page 16

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For quarter ended May 31, 1999                     Commission file number 1-3208
--------------------------------------------------------------------------------



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

            Yes -    X                                  No -
            ----------                                  ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $1.00 Par Value - 40,445,220 shares as of June 30, 1999.
--------------------------------------------------------------------------------

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

           CONSOLIDATED BALANCE SHEETS-
           MAY 31, 1999 AND AUGUST 31, 1998                                3

           CONSOLIDATED STATEMENTS OF INCOME-
           THREE MONTHS AND NINE MONTHS ENDED
           MAY 31, 1999 AND 1998                                           4

           CONSOLIDATED STATEMENTS OF CASH FLOWS-
           NINE MONTHS ENDED MAY 31, 1999 AND 1998                         5

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     6-9

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                   10-13
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II.  OTHER INFORMATION

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            14

SIGNATURES                                                                 15

EXHIBIT INDEX                                                            16-17

                                                                          Page 3
               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                 (In thousands, except share and per share data)

                                                                                                  May 31,       August 31,
                                                                                                    1999           1998
                                                                                               --------------- ---------------
Assets
Current Assets:
      Cash and cash equivalents                                                                    $  62,893     $   19,146
      Receivables, less reserves for doubtful accounts of $5,784 at May 31, 1999 and
                $4,631 at August 31, 1998                                                             333,236       307,140
      Inventories, at the lower of cost (on a first-in, first-out basis) or market                    202,002       197,950
      Linens in service, net of amortization                                                           58,054        58,826
      Deferred income taxes                                                                            10,544        17,542
      Prepayments                                                                                       8,941         6,447
                                                                                               --------------- ---------------
           Total Current Assets                                                                       675,670       607,051
                                                                                               --------------- ---------------

Property, Plant, and Equipment, at cost:
      Land                                                                                             19,321        21,450
      Buildings and leasehold improvements                                                            156,227       150,326
      Machinery and equipment                                                                         530,456       485,271
                                                                                               --------------- ---------------
           Total Property, Plant, and Equipment                                                       706,004       657,047
      Less-Accumulated depreciation and amortization                                                 (413,028)     (385,176)
                                                                                               --------------- ---------------
           Property, Plant, and Equipment-net                                                         292,976       271,871
                                                                                               --------------- ---------------

Other Assets:
      Goodwill and other intangibles                                                                  124,211        88,280
      Other                                                                                            46,529        43,482
                                                                                               --------------- ---------------
           Total Other Assets                                                                         170,740       131,762
                                                                                               --------------- ---------------
                Total Assets                                                                       $1,139,386    $1,010,684
                                                                                               =============== ===============

Liabilities and Stockholders' Equity
Current Liabilities:
      Current maturities of long-term debt                                                         $      101    $       98
      Notes payable                                                                                    11,225         7,883
      Accounts payable                                                                                 95,358        95,217
      Accrued salaries, commissions, and bonuses                                                       32,852        34,820
      Current portion of self-insurance reserves                                                        9,663        11,253
      Accrued taxes payable                                                                               426             -
      Other accrued liabilities                                                                        78,431        72,724
                                                                                               --------------- ---------------
           Total Current Liabilities                                                                  228,056       221,995
                                                                                               --------------- ---------------

Long-Term Debt, less current maturities                                                               185,628        78,092
                                                                                               --------------- ---------------
Deferred Income Taxes                                                                                  41,131        40,404
                                                                                               --------------- ---------------
Self-Insurance Reserves, less current portion                                                          42,525        44,573
                                                                                               --------------- ---------------
Other Long-Term Liabilities                                                                            56,854        46,719
                                                                                               --------------- ---------------

Stockholders' Equity:
      Series A participating  preferred stock, $.05 stated value,  500,000 shares authorized, none issued
      Preferred stock, no par value, 500,000 shares authorized, none issued
      Common stock, $1 par value, 120,000,000 shares authorized, 57,918,978 shares issued              57,919        57,919
      Paid-in capital                                                                                  29,010        28,521
      Retained earnings                                                                               946,068       903,974
      Accumulated other comprehensive income items                                                    (8,867)       (11,357)
                                                                                               --------------- ---------------
                                                                                                    1,024,130       979,057
      Less-Treasury stock, at cost (17,477,738 shares at May 31, 1999 and 16,457,340
           shares at August 31, 1998)                                                                 438,938       400,156
                                                                                               --------------- ---------------
           Total Stockholders' Equity                                                                 585,192       578,901
                                                                                               --------------- ---------------
                Total Liabilities and Stockholders' Equity                                         $1,139,386    $1,010,684
                                                                                               =============== ===============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

Page 4
               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (In thousands, except per share data)


                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                MAY 31                            MAY 31
                                                     -----------------------------    -------------------------------
                                                         1999           1998              1999           1998
                                                     -------------- --------------    -------------- ----------------

Sales and Service Revenues:
      Net sales of products                              $ 489,787      $ 442,144       $ 1,369,808    $ 1,253,529
      Service revenues                                      80,051         79,464           229,315        235,073
                                                     -------------- --------------    -------------- ----------------
           Total Revenues                                  569,838        521,608         1,599,123      1,488,602
                                                     -------------- --------------    -------------- ----------------

Costs and Expenses:
      Cost of products sold                                301,328        269,019           836,864        765,854
      Cost of services                                      44,762         45,270           134,107        136,366
      Selling and administrative expenses                  173,605        161,618           499,114        464,757
      Interest expense (income), net                         3,340          1,304             8,219         (1,092)
      Gain on sale of businesses                            (2,303)          (442)           (5,814)        (2,404)
      Restructuring expense, asset impairments, and
           other charges                                         -              -            (2,216)             -
      Other (income) expense, net                              471             50              (143)           665
                                                     -------------- --------------    -------------- ----------------
           Total Costs and Expenses                        521,203        476,819         1,470,131      1,364,146
                                                     -------------- --------------    -------------- ----------------

Income before Provision for Income Taxes                    48,635         44,789           128,992        124,456

Provision for Income Taxes                                  18,094         16,650            47,985         46,161
                                                     -------------- --------------    -------------- ----------------

Net Income                                               $  30,541      $  28,139       $    81,007    $    78,295
                                                     ============== ==============    ============== ================

Per Share:
      Basic Earnings per Share                           $     .75      $     .67       $      1.97    $      1.83
                                                     ============== ==============    ============== ================
      Basic Weighted Average Number of Shares
      Outstanding                                           40,654         42,001            41,030         42,763
                                                     ============== ==============    ============== ================

      Diluted Earnings per Share                         $     .75      $     .66       $      1.97    $      1.81
                                                     ============== ==============    ============== ================
      Diluted Weighted Average Number of Shares
      Outstanding                                           40,851         42,659            41,221         43,300
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

                                                                          Page 5
               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                                                  NINE MONTHS ENDED
                                                                                                       MAY 31
                                                                                        --------------------------------------
                                                                                                    1999               1998
                                                                                        ------------------- ------------------

Cash Provided by (Used for) Operating Activities
      Net income                                                                                  $ 81,007           $ 78,295
      Adjustments to reconcile net income to net cash provided by (used for) operating activities:
           Depreciation and amortization                                                            44,033             36,108
           Provision for losses on accounts receivable                                               2,762              3,908
           Gain on the sale of property, plant, and equipment                                       (1,164)            (3,417)
           Gain on the sale of businesses                                                           (5,814)            (2,404)
           Restructuring expense, asset impairments, and other charges                              (2,216)                 -
           Change in noncurrent deferred income taxes                                                  727             12,216
           Change in assets and liabilities net of effect of acquisitions and divestitures-
                Receivables                                                                        (16,188)           (28,309)
                Inventories and linens in service, net                                               5,388            (19,683)
                Deferred income taxes                                                                6,998             (4,636)
                Prepayments and other                                                               (1,550)              (971)
                Accounts payable and accrued liabilities                                            (6,529)           (68,834)
                Self-insurance reserves and other long-term liabilities                              8,087             (3,841)
                                                                                       -------------------  ------------------
                      Net Cash Provided by (Used for) Operating Activities                         115,541             (1,568)
                                                                                        ------------------- ------------------

Cash Provided by (Used for) Investing Activities
      Change in short-term investments                                                                   -            205,244
      Purchases of property, plant, and equipment                                                  (48,298)           (56,829)
      Sale of property, plant, and equipment                                                         3,487              4,717
      Sale of businesses                                                                             3,767              3,011
      Acquisitions                                                                                 (62,881)           (39,424)
      Change in other assets                                                                        (4,034)            (6,230)
                                                                                        ------------------- --------------------
           Net Cash Provided by (Used for) Investing Activities                                   (107,959)           110,489
                                                                                        ------------------- --------------------

Cash Provided by (Used for) Financing Activities
      Borrowings of notes payable, net                                                               3,343             49,659
      Borrowings (repayments) of long-term debt, net                                               107,538               (910)
      Purchase of treasury stock, net                                                              (38,293)          (145,179)
      Cash dividends paid                                                                          (38,913)           (39,842)
                                                                                        ------------------- --------------------
           Net Cash Provided by (Used for) Financing Activities                                     33,675           (136,272)
                                                                                        ------------------- --------------------
Effect of Exchange Rate Changes on Cash                                                              2,490               (843)
                                                                                        ------------------- --------------------
Net Change in Cash and Cash Equivalents                                                             43,747            (28,194)
Cash and Cash Equivalents at Beginning of Period                                                    19,146             57,123
                                                                                        ------------------- --------------------
Cash and Cash Equivalents at End of Period                                                        $ 62,893           $ 28,929
                                                                                        =================== ====================

Supplemental Cash Flow Information:
      Income taxes paid during the period                                                         $ 37,888           $ 76,382
      Interest paid during the period                                                                9,940              4,929

Noncash Investing and Financing Activities:
      Noncash aspects of sale of businesses--
           Receivables recorded                                                                   $    396           $      -
           Liabilities assumed or incurred                                                             326                165

      Noncash aspects of acquisitions--
           Liabilities assumed or incurred                                                        $ 15,574           $  4,891
           Treasury stock issued                                                                       845                  -



The accompanying notes to consolidated financial statements are an integral part of these statements.

Page 6
               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                 (In thousands, except share and per share data)


1.   BASIS OF PRESENTATION

The interim consolidated financial statements included herein have been prepared by the company without audit and the condensed consolidated balance sheet as of August 31, 1998 has been derived from audited statements. These statements reflect adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of May 31, 1999, the consolidated results of operations for the three months and nine months ended May 31, 1999 and 1998, and the consolidated cash flows for the nine months ended May 31, 1999 and 1998. Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.

The results of operations for the three months and nine months ended May 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year because the company's revenues and income are generally higher in the second half of its fiscal year and because of the uncertainty of general business conditions.


2.    BUSINESS SEGMENT INFORMATION

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

                                                                                           Depreciation           Capital
                                                         Sales and        Operating             and             Expenditures
                                                          Service           Profit         Amortization          Including
Nine Months Ended May 31, 1999                           Revenues           (Loss)            Expense           Acquisitions
                                                       --------------    -------------    ----------------    -----------------

Lighting Equipment                                        $  862,857         $ 82,270             $19,553              $67,076
Chemical                                                     360,670           29,756               7,562                8,160
Textile Rental                                               229,315           26,146              10,862               11,955
Envelope                                                     146,281           11,054               4,535               23,592
                                                       --------------    -------------    ----------------    -----------------
      Subtotal                                             1,599,123          149,226              42,512              110,783
Corporate                                                                     (12,015)              1,521                  396
Interest income (expense), net                                                 (8,219)
                                                       --------------    --------------   ---------------     -----------------
      Total                                               $1,599,123         $128,992             $44,033             $111,179
                                                       ==============    =============    ================    =================

Nine Months Ended May 31, 1998

Lighting Equipment                                        $  806,233         $ 76,649             $14,362             $ 25,131
Chemical                                                     332,056           28,467               6,944               12,409
Textile Rental                                               235,073           21,525               9,765               14,594
Envelope                                                     115,240            8,896               3,374               43,640
                                                       --------------    -------------    ----------------    -----------------
      Subtotal                                             1,488,602          135,537              34,445               95,774
Corporate                                                                     (12,173)              1,663                  479
Interest income (expense), net                                                  1,092
                                                       --------------    -------------    ----------------    -----------------
      Total                                               $1,488,602         $124,456             $36,108             $ 96,253
                                                       ==============    =============    ================    =================

                                                                          Page 7

                                                                                           Depreciation           Capital
                                                         Sales and        Operating             and             Expenditures
                                                          Service           Profit         Amortization          Including
Three Months Ended May 31, 1999                          Revenues           (Loss)            Expense           Acquisitions
                                                       --------------    -------------    ----------------    -----------------

Lighting Equipment                                        $  306,192         $ 28,957             $ 6,642             $ 27,335
Chemical                                                     127,230           11,495               2,586                3,837
Textile Rental                                                80,051           10,212               3,597                2,659
Envelope                                                      56,365            4,400               1,713                6,081
                                                       --------------    -------------    ----------------    -----------------
      Subtotal                                               569,838           55,064              14,538               39,912
Corporate                                                                      (3,089)                507                   60
Interest income (expense), net                                                 (3,340)
                                                       --------------    -------------    ----------------    -----------------
      Total                                               $  569,838         $ 48,635             $15,045             $ 39,972
                                                       ==============    =============    ================    =================

Three Months Ended May 31, 1998

Lighting Equipment                                        $  277,497         $ 26,123             $ 4,745             $  8,017
Chemical                                                     119,111           11,321               2,331                3,114
Textile Rental                                                79,464            8,707               3,268                4,459
Envelope                                                      45,536            4,428               1,425               36,033
                                                       --------------    -------------    ----------------    -----------------
      Subtotal                                               521,608           50,579              11,769               51,623
Corporate                                                                      (4,486)                522                  135
Interest income (expense), net                                                 (1,304)
                                                       --------------    -------------    ----------------    -----------------
      Total                                               $  521,608         $ 44,789             $12,291             $ 51,758
                                                       ==============    =============    ================    =================

                                                                    Identifiable Assets

                                                    ----------------------------------------------------
                                                        May 31, 1999                 August 31, 1998
                                                    ---------------------          ---------------------

Lighting Equipment                                            $  461,416                     $  397,962
Chemical                                                         239,415                        235,269
Textile Rental                                                   192,409                        193,347
Envelope                                                         125,535                        103,087
                                                    ---------------------          ---------------------
      Subtotal                                                 1,018,775                        929,665
Corporate                                                        120,611                         81,019
                                                    ---------------------          ---------------------
      Total                                                   $1,139,386                     $1,010,684
                                                    =====================          =====================


3.   INVENTORIES

Major classes of inventory as of May 31, 1999 and August 31, 1998 were as follows:

                                                                  May 31,               August 31,
                                                                    1999                   1998
                                                                -------------          -------------

Raw materials and supplies                                      $     81,071           $     78,730
Work-in-progress                                                      11,052                 10,725
Finished goods                                                       109,879                108,495
                                                                -------------          -------------
     Total                                                      $    202,002           $    197,950
                                                                =============          =============


4.    EARNINGS PER SHARE

During the quarter ended February 28, 1998, the company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that could occur if dilutive options were exercised. The following table calculates basic earnings per common share and diluted earnings per common share at May 31:

Page 8

                                                                              Three Months Ended               Nine Months Ended
                                                                                    May 31                          May 31
                                                                         -----------------------------    --------------------------
                                                                             1999            1998            1999            1998
                                                                         -------------    ------------    ------------    ----------
Basic earnings per common share:
      Net income                                                             $30,541        $ 28,139        $ 81,007        $ 78,295
      Basic weighted average shares outstanding (in thousands)                40,654          42,001          41,030          42,763
                                                                         -------------    ------------    ------------    ----------
      Basic earnings per common share                                        $   .75        $    .67        $   1.97        $   1.83
                                                                         =============    ============    ============    ==========

Diluted earnings per common share:
      Net income                                                             $30,541        $ 28,139        $ 81,007        $ 78,295

      Basic weighted average shares outstanding (in thousands)                40,654          42,001          41,030          42,763
           Add - Shares of common stock issuable upon assumed exercise
           of dilutive stock options (in thousands)                              197             658             191             537
                                                                         -------------    ------------    ------------    ----------
      Diluted weighted average shares outstanding (in thousands)              40,851          42,659          41,221          43,300
                                                                         -------------    ------------    ------------    ----------
      Diluted earnings per common share                                      $   .75        $    .66        $   1.97        $   1.81
                                                                         =============    ============    ============    ==========


5.    COMPREHENSIVE INCOME

The company adopted SFAS No. 130, "Reporting Comprehensive Income," in the first quarter of fiscal 1999. SFAS No. 130 requires the reporting of a measure of all changes in equity of an entity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) for the three and nine months ended May 31, 1999 and 1998 includes only foreign currency translation adjustments. The calculation of comprehensive income is as follows:


                                                           Three Months Ended               Nine Months Ended
                                                                 May 31                           May 31
                                                       ----------------------------    -----------------------------
                                                          1999            1998             1999            1998
                                                       ------------    ------------    -------------    ------------

      Net income                                          $ 30,541      $ 28,139           $ 81,007      $ 78,295
      Other comprehensive income (loss)                        824          (535)             2,490          (843)
                                                       ------------    ------------    -------------    ------------
           Comprehensive Income                           $ 31,365      $ 27,604           $ 83,497      $ 77,452
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

The company's environmental reserves totaled $11,720 and $12,600 at May 31, 1999 and August 31, 1998, respectively. The actual cost of environmental issues may be substantially lower or higher than that reserved due to the difficulty in estimating such costs, potential changes in the status of government regulations, and the inability to determine the extent to which contributions will be available from other parties. The company does not believe that any such amount below or in excess of that accrued is reasonably estimable.

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

The company is currently a party to, or otherwise involved in, legal proceedings in connection with several state and federal Superfund sites, two of which are located on property owned by the company. Except for the Crymes Landfill and M&J Solvents matters in Georgia, the company believes its liability is de minimis at each of the sites which it does not own where it has been named as a PRP. At the Crymes Landfill and M&J Solvents sites in Georgia, since the matters are currently in the investigative phase, the company does not know whether its liability is de minimis but believes that its exposure at each of the sites is not likely to result in a material adverse effect on the company. For property which the company owns on Seaboard Industrial Boulevard in Atlanta, Georgia, the company has conducted an investigation on its and adjoining properties and submitted a Compliance Status Report ("CSR") to the State of Georgia Environmental Protection Division ("EPD") pursuant to the Georgia Hazardous Site Response Act. Until EPD's review of the CSR is completed, the company will not be able to determine if remediation will be required, if the company will be solely responsible for the cost of such remediation, or whether such cost is likely to result in a material adverse effect on the company. For property which the company owns on East Paris Street in Tampa, Florida, the company has been requested by the State of Florida to clean up chlorinated solvent contamination in the groundwater on the property and on surrounding property known as Seminole Heights Solvent Site and to reimburse costs already incurred by the State of Florida in connection with such contamination. The company believes that it has a strong defense due to likely off-site sources of the contamination and because contamination from the property, if any, was due to prior owners and not the company's operations. At this time, it is too early to quantify the company's potential exposure or the likelihood of an adverse result.

The company is currently evaluating emissions of volatile organic compounds from its manufacturing operations in the Atlanta area to determine whether it will need to install pollution control equipment or modify its operations to comply with federal and state air pollution regulations. Until the current evaluations are completed, the company is not able to quantify the possible cost of compliance. However, based upon currently available information, the company does not expect any material expenditures to achieve compliance.

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

The State of New York has filed a lawsuit against the company alleging that the company is responsible as a successor to Serv-All Uniform Rental Corp. for certain environmental liabilities in connection with the Blydenburgh Landfill in Islip, New York. The company believes that it has a strong defense that it is not a successor to Serv-All Uniform Rental Corp. At this time, it is too early to quantify the company's potential exposure or the likelihood of an adverse result.


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

8.    SUBSEQUENT EVENTS

On June 21, 1999, the company announced the execution of a definitive agreement to purchase for cash all outstanding shares of Holophane Corporation ("Holophane") for $38.50 per share, or a total of approximately $450 million. Holophane is a leading manufacturer and marketer of premium quality, highly engineered lighting fixtures and systems for a wide range of industrial, commercial, and outdoor applications. The company commenced a tender offer for all of Holophane's outstanding shares on June 25, 1999. The transaction is subject to a majority of Holophane's shares being tendered in the offer and customary closing conditions. The transaction is expected to be completed in the fourth quarter of NSI's fiscal 1999 and will be accounted for using the purchase method of accounting.

In June, 1999, the company sold the envelope segment's Techno-Aide/Stumb Metal Products ("Techno-Aide") business to BSC Enterprises, LLC. Techno-Aide is a leading manufacturer and marketer of accessory products for users of X-ray equipment with annual revenues of approximately $4.0 million. The envelope segment realized a pretax gain of $2.0 million on the transaction.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes.

National Service Industries is a diversified service and manufacturing company operating in four segments: lighting equipment, chemicals, textile rental, and envelopes. The company continued to be in strong financial condition at May 31, 1999. Net working capital was $447.6 million, up from $385.1 million at August 31, 1998, and the current ratio was 3.0 compared with 2.7 at August 31, 1998. At May 31, 1999, the company's debt to capitalization increased to 25.2 percent compared with 12.9 percent at August 31, 1998.

Results of Operations

National Service Industries generated revenue of $569.8 million and $1.6 billion in the three and nine months ended May 31, 1999, respectively, compared with revenue of $521.6 million and $1.5 billion in the three and nine months ended May 31, 1998, respectively. Revenue increased primarily due to the April 1999 acquisition of Peerless Lighting Corporation ("Peerless"), the February 1999
acquisition of Gilmore Envelope Corporation ("Gilmore"), the September 1998 acquisition of GTY Industries (d/b/a "Hydrel"), the July 1998 acquisition of Calman Australia Pty Ltd, and the March 1998 acquisition of Allen Envelope ("Allen"). Additionally, the revenue increase was due in part to higher revenue in the base business of the lighting equipment and chemical segments.

Third quarter 1999 net income totaled $30.5 million, or $.75 per diluted share, compared to net income of $28.1 million, or $.66 per diluted share, for the same period in the prior year. The increase in income related to the base business and acquisitions was offset by an increase in net interest expense. Additionally, the current quarter included a $2.3 million pretax gain on the sale of industrial contracts in the textile rental segment. Net income for the nine months ended May 31, 1999 increased 3.5 percent to $81.0 million, or $1.97 per diluted share, primarily due to increased volume in the base business, income from acquisitions not included in the prior year results, a non-recurring $3.5 million net pretax gain in the textile rental segment, and a $2.3 million pretax gain on the sale of industrial contracts in the textile rental segment. These items were partially offset by an increase in net interest expense and gains recorded on the sale of businesses in the prior year. Diluted earnings per share also increased due to the reduction of diluted average shares outstanding for the three and nine months ended May 31, 1999 by 1.8 million and 2.1 million, respectively.

The lighting equipment segment reported revenue of $306.2 million and $862.9 million for the three and nine months ended May 31, 1999, respectively, which is an increase of 10.3 percent and 7.0 percent over the same periods in the prior year. This increase resulted from continued strength in the non-residential construction market and the acquisitions of Peerless and Hydrel, offset partially by competitive pricing measures. Operating profit increased 10.8 percent to $29.0 million for the quarter and 7.3 percent to $82.3 million for the nine months ended May 31, 1999 primarily related to the additional sales and lower material costs.

Chemical segment revenue increased 6.8 percent to $127.2 million for the third quarter and 8.6 percent to $360.7 million for the nine months ended May 31, 1999 primarily due to continued growth in the retail channel, higher revenue from the industrial and institutional distribution channels, and acquired international revenue. Operating profit of $11.5 million and $29.8 million in the three and nine months ended May 31, 1999, respectively, was slightly higher than last year's results as increased revenues were offset by higher selling and other operating costs.

Textile rental segment revenue was $80.1 million for the quarter compared with $79.5 million for the three months ended May 31, 1998 while third quarter operating income increased to $10.2 million from last year's $8.7 million. The increase in operating income for the three months ended May 31, 1999 primarily relates to a $2.3 million pretax gain associated with the sale of certain industrial customer contracts partially offset by non-operating gains recognized during the same period of the prior year. Revenue for the nine months ended May 31, 1999 decreased 2.4 percent to $229.3 million primarily as a result of the sale of several industrial contracts and the rationalization of unprofitable accounts in fiscal 1998. Year to date 1999 revenue was also affected by the temporary, negative impact of two hurricanes on nine southeastern plants. Operating income for the nine months ended May 31, 1999 increased to $26.1 million from $21.5 million for the same period in the prior year. Year to date 1999 operating income includes a $5.7 million gain associated with the 1997 uniform plants divestiture and restructuring activities offset by a $2.2 million write-off for merchandise inventory previously used by unprofitable accounts. Additionally, year to date income includes a $2.3 million gain on the sale of industrial contracts. Excluding non-recurring items in the current and prior year, operating margins for the quarter and year to date increased due to the segment's focus on lowering merchandise costs and improving production efficiencies through the daily tracking of operational performance measures.

During the second quarter of 1999, management performed an extensive review of the liabilities recorded in 1997 in connection with the textile rental segment's uniform plants divestiture and restructuring activities. In 1997, the textile rental segment accrued for items related to the sale of its uniform plants including environmental exposures, severance agreements, and costs to return leased facilities to pre-lease condition. The company has realized lower costs than originally anticipated associated with these items and, as a result, has reduced the liability and recorded a gain of $3.5 million during the second quarter of 1999. Additionally, in 1997 the textile rental segment recorded an impairment charge and accrued for items related to restructuring activities that primarily related to branch consolidations and asset dispositions. As the company has realized lower than anticipated costs, the reserve was reduced and income of $2.2 million was recorded during the second quarter of 1999. During the current year, the restructuring reserves were also reduced by a minimal amount for payments related to plant consolidations.

Envelope segment revenue increased 23.8 percent to $56.4 million for the three months ended May 31, 1999 primarily due to the Gilmore acquisition. Year to date 1999 revenue increased 26.9 percent to $146.3 million, largely due to the Allen and Gilmore acquisitions. Operating profit remained relatively unchanged at $4.4 million for the quarter and increased 24.3 percent to $11.1 million for the nine months as increased volumes and materials cost savings were partially offset by gains realized in 1998 on the sale of idle equipment.

Corporate expenses were lower during the three months ended May 31, 1999 compared to the same period in the prior year, primarily due to a gain recognized on the sale of a building in the third quarter of 1999. Corporate expenses during the nine month period approximated last year.

Net interest expense was $3.3 million and $8.2 million in the three and nine months ended May 31, 1999, respectively, compared with $1.3 million of net interest expense and $1.1 million of net interest income for the three and nine months ended May 31, 1998, respectively. The increase in net interest expense is due to lower interest income, resulting from the use of the short-term investments generated from the textile rental segment's 1997 divestiture proceeds, combined with higher interest expense from increased borrowing. The increased borrowing is the result of the issuance of $160 million in publicly traded notes in the second quarter of 1999 to fund acquisitions, share repurchases, and internal growth. See "Financing Activities" below for further discussion.

The provision for income taxes was 37.2 percent of pretax income for the three and nine months ended May 31, 1999 compared with 37.2 percent for the prior third quarter and 37.1 percent for the prior year to date.

Liquidity and Capital Resources

Operating Activities

Operations provided cash of $115.5 million during the first nine months of fiscal 1999 and used cash of $1.6 million during the nine months ended May 31, 1998. The increase in operating cash flow is primarily due to improved working capital management in the lighting equipment and chemical segments. The remaining improvement relates to additional tax payments of $38.5 million made during 1998 primarily related to the 1997 textile rental segment divestitures that are not repeated in current year results.

Investing Activities

Investing activities used cash of $108.0 million for the nine months ended May 31, 1999 compared with cash provided of $110.5 million in the nine months ended May 31, 1998. The cash flow in the first three quarters of fiscal 1998 was higher because of the liquidation of short-term investments. Additionally, acquisition spending in the first three quarters of fiscal 1999 totaled $62.9 million compared to $39.4 million during the respective prior year period. Current year acquisition spending was primarily related to the September 1998 purchase by the lighting equipment segment of the assets of Hydrel, a manufacturer of architectural-grade light fixtures for landscape, in-grade, and underwater applications; the February 1999 purchase by the envelope segment of Gilmore, an envelope manufacturer headquartered in Los Angeles, California; and the April 1999 purchase by the lighting equipment segment of Peerless, a manufacturer of high performance indirect/direct suspended lighting products. The company also made minor acquisitions related to the chemical and textile rental segments. Prior-year acquisition spending of $39.4 million was due to the chemical segment's purchase of Pure Corporation, a specialty chemical company with its core businesses in Indiana, Pennsylvania, and New York; the envelope segment's purchase of Allen Envelope Corporation, a single-plant, Pennsylvania-based envelope manufacturer serving markets in the Northeast; and performance payments associated with a 1997 chemical acquisition.

Capital expenditures were $48.3 million in the first nine months of fiscal 1999 compared with $56.8 million in the first nine months of fiscal 1998. Capital spending in the first three quarters of fiscal 1999 was primarily attributable to the lighting equipment, textile rental, and envelope segments. The lighting equipment segment's capital expenditures related to the purchase of land and buildings for a new plant, manufacturing improvements and upgrades for capacity expansion, and implementation of
new   technology.   Expenditures   in  the  textile   rental  segment  were  for
implementation of new technology, production enhancements, and delivery truck purchases and refurbishments. The envelope segment's expenditures related primarily to manufacturing process improvements, information systems, facility expansion, and new folding capacity. Capital spending in the first three quarters of fiscal 1998 consisted primarily of facility expansions and manufacturing process improvements in the lighting equipment segment, efficiency improvements and replacements of processing equipment and information systems in the textile rental segment, and facility and machinery replacements in the envelope segment. Capital expenditures for fiscal 1999 are estimated to be $81 million.

Financing Activities

Cash provided by financing activities was $33.7 million in the first three quarters of fiscal 1999 compared with cash used of $136.3 million in the first three quarters of fiscal 1998. Contributing to the change were net purchases of treasury stock which were $38.3 million in the current year versus $145.2 million in the prior year. During the first three quarters of 1999 the company repurchased approximately 1.2 million of its common shares.

In the second quarter, the company successfully completed the issuance of $160 million in ten-year publicly traded notes bearing a coupon rate of 6.0 percent. Proceeds were used for the repayment of $80.0 million in short-term borrowings, with the remainder available for general corporate purposes including working capital requirements, capital expenditures, acquisitions, repayment of outstanding indebtedness, and share repurchases. Dividend payments totaled $38.9 million, or 95 cents per share, compared with $39.8 million, or 92 cents per share, for the prior-year period. On January 6, 1999, the regular quarterly dividend rate was increased 3.2 percent to 32 cents per share, or an annual calendar year rate of $1.28 per share.

Management believes the company's planned level of acquisition and capital spending and general operating cash requirements for the next twelve months will be sufficiently covered by current cash balances, anticipated cash flows from operations, available funds from the existing five-year revolving credit facility, the company's active shelf registration, complementary lines of credit, and a new 364-day revolving credit facility which is expected to be executed in late July 1999.

As discussed in Note 8 to the financial statements, the company commenced a tender offer for the outstanding shares of Holophane for a total of approximately $450 million. The company will initially finance the transaction with short-term debt.

Environmental Matters

See Note 6 to the financial statements for a discussion of the company's environmental matters.

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

Management is addressing the Year 2000 Issue in four phases: awareness, assessment, action plan, and plan implementation. At May 31, 1999, all areas of the company had completed the first three phases and implementation of the plan was approximately 92 percent complete. Management estimates that the total cost to be incurred in connection with the Year 2000 Issue will range from $4 million to $6 million, and substantially all mission critical systems are expected to be in compliance prior to the end of calendar year 1999. Approximately one-third of the total cost reflects the redeployment of existing internal information technology resources and should not be incremental costs to the company. At May 31, 1999, the company had spent approximately $4.0 million on the Year 2000 Issue. The cost of the project is being funded through operating cash flows.

At this time, the company believes its most reasonably likely worst case scenario is that key suppliers or service providers who have not resolved their own Year 2000 Issue may cause a disruption of service to the company's critical business processes. Management has evaluated the potential exposure of the company to related problems of its customers and suppliers and has implemented a vendor certification process. While management believes that its plan is sufficient to address the Year 2000 Issue, management is currently completing a contingency plan to address the potential for unforeseen issues that may arise. These contingency plans include identifying alternative suppliers and increasing inventory levels. There can be no assurance, however, that such exposures or the costs of remediating any problems associated therewith will not materially affect the company's future business, financial condition, or results of operations.

Cautionary Statement Regarding Forward-Looking Information

From time to time, the company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, capital expenditures, technological developments, new products, research and development activities, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Statements herein which may be considered forward-looking include: (a) statements made regarding the company's current expectations or beliefs with respect to the outcome and impact on the company's business, financial condition, or results of operations of the Year 2000 Issue and environmental issues; (b) statements made concerning management's expectations with respect to the company's plan for strategic growth; (c) statements made regarding management's expectations with regard to projected capital expenditures and future cash flows; and (d) statements made regarding the acquisition of Holophane. In order to comply with the terms of the safe harbor, the company notes that a variety of factors could cause the company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the company's business include without limitation the following: (a) the uncertainty of general business and economic conditions, particularly the potential for a slow down in non-residential construction awards; (b) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of increased pricing, enhanced sales force, new products, and improved customer service, as well as share repurchases and acquisitions; (c) unforeseen competitive reactions to the Holophane acquisition; and (d) loss of key sales and management personnel due to the acquisition of Holophane.

                           PART II. OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits are listed on the Index to Exhibits (page 16).

(b) There were no reports on Form 8-K for the three months ended May 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               NATIONAL SERVICE INDUSTRIES, INC.
                                                         REGISTRANT


DATE  July 14, 1999                                /s/ David Levy
                                                       DAVID LEVY
                                        EXECUTIVE VICE PRESIDENT, ADMINISTRATION
                                                       AND COUNSEL



DATE  July 14, 1999                               /s/ Brock Hattox
                                                      BROCK HATTOX
                                               EXECUTIVE VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER

                                INDEX TO EXHIBITS

                                                                                    Page No.
EXHIBIT 10(iii)A                Management Contracts and Compensatory
                                Arrangements:

                           (1)  Employment  Letter Agreement  between National         18
                                Service   Industries,   Inc.   and  George  H.
                                Gilmore, Jr., Dated May 5, 1999

                           (2)  Severance Protection Agreement between National        Reference is made to Exhibit 10(iii)A(c)
                                Service Industries, Inc. and George H. Gilmore, Jr.,   of registrant's Form 10-Q for the quarter
                                Dated as of June 1, 1999                               ended February  29, 1996 and to Exhibit
                                                                                       10(iii)A(6)(b) of registrant's Form 10-K
                                                                                       for the fiscal year ended August 31, 1996,
                                                                                       which are incorporated herein by reference.

                           (3)  Bonus Letter Agreement between National Service        Reference is made to Exhibit 10(iii)A(j) of
                                Industries, Inc. and George H. Gilmore,  Jr.,          registrant's Form 10-K for the fiscal year
                                Dated as of June 1,  1999                              ended August 31, 1989, to Exhibit
                                                                                       10(iii)A(d) of the registrant's Form 10-Q
                                                                                       for the quarter ended February 29, 1996,
                                                                                       and to Exhibit 10(iii)A(7)(b) of registrant's
                                                                                       Form 10-K for the fiscal year ended August
                                                                                       31, 1996, which are incorporated herein by
                                                                                       reference.

                           (4)  Incentive    Stock   Option    Agreement   for         23
                                Executive  Officers  Effective  Beginning June
                                1, 1999 between National  Service  Industries,
                                Inc. and George H. Gilmore, Jr.

                           (5)  Nonqualified   Stock  Option   Agreement   for         30
                                Executive  Officers  Effective  Beginning June
                                1, 1999 between National  Service  Industries,
                                Inc. and George H. Gilmore, Jr.

                           (6)  Aspiration    Achievement    Incentive   Award         36
                                Agreement for the Performance  Cycle beginning
                                September  1, 1997  between  National  Service
                                Industries,  Inc. and George H. Gilmore,  Jr.,
                                Dated June 1, 1999.

                                [a  confidential  portion  of  which  has been
                                omitted   and   filed   separately   with  the
                                Securities and Exchange Commission]

                           (7)  Aspiration    Achievement    Incentive   Award         45
                                Agreement for the Performance  Cycle beginning
                                September  1, 1998  between  National  Service
                                Industries,  Inc. and George H. Gilmore,  Jr.,
                                Dated June 1, 1999.

                                [a  confidential  portion  of  which  has been
                                omitted   and   filed   separately   with  the
                                Securities and Exchange Commission]





                          INDEX TO EXHIBITS (Continued)                             Page No.



                           (8)  Amendment of Aspiration  Achievement Incentive         54
                                Award   Agreement   and   Election   Form  for
                                Performance   Cycle  Ending  August  31,  1999
                                between National Service Industries, Inc. and

                                (a)   James S. Balloun
                                (b)   Brock A. Hattox
                                (c)   David Levy
                                (d)   Stewart A. Searle III

                           (9)  Amendment   No.   1   to   National    Service         60
                                Industries,    Inc.   Long-Term    Achievement
                                Incentive Plan, Dated April 7, 1999

Exhibit 27                      Financial Data Schedule                                61