Form 10-K
period 1999-08-31
NATIONAL SERVICE INDUSTRIES INC
filed 1999-11-17
CIK 70538

Page 1 of 139
                                                    Index to Exhibits on Page 17
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31,1999.

                                      OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________.

Commission file number 1-3208.

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

Securities registered pursuant to Section 12(b)      Name of Each Exchange on
of the Act:                                              Which Registered
              Title of Each Class
          Common Stock ($1.00 Par Value)              New York Stock Exchange




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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Based on the closing price of $32.25 as quoted on the New York Stock Exchange on October 29, 1999, the aggregate market value of the voting stock held by nonaffiliates of the registrant, was $1,308,433,004.

The number of shares outstanding of the registrant's common stock, $1.00 par value, was 40,690,942 shares as of October 29, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Location in Form 10-K                         Incorporated Document
     Part I,   Item 1                              1999 Annual Report
     Part II,  Items  5, 6, 7, 7a and 8            1999 Annual Report
     Part III, Items 10, 11, 12, and 13            1999 Proxy Statement
     Part IV,  Item 14                             1999 Annual Report

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                                Table of Contents


                                                                        Page No.
Part I
  Item 1.  Business                                                         3-4
  Item 2.  Properties                                                        5
  Item 3.  Legal Proceedings                                                 5
  Item 4.  Submission of Matters to a Vote of Security Holders               5

Part II
  Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters                                               6
  Item 6.  Selected Financial Data                                           6
  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures about Market Risk        6
  Item 8.  Financial Statements and Supplementary Data                       6
  Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          6

Part III
  Item 10. Directors and Executive Officers of the Registrant                7
  Item 11. Executive Compensation                                            7
  Item 12. Security Ownership of Certain Beneficial Owners and Management    7
  Item 13. Certain Relationships and Related Transactions                    7

Part IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K 8-13

Signatures                                                                  14

Financial Statement Schedules                                              15-16

Index to Exhibits                                                           17

                                                                          Page 3
PART I

ITEM 1: BUSINESS

National Service Industries, Inc. (the "company" or "NSI"), incorporated in 1928, is a diversified service and manufacturing company that, through its subsidiaries, occupies leadership positions in four markets--lighting equipment, chemicals, textile rental, and envelopes. Headquartered in Atlanta, Georgia, NSI provides products and services throughout North America, as well as Western Europe and Australia. Of NSI's fiscal 1999 revenue of $2.2 billion, approximately 97 percent was from North American sales. NSI's 1999 revenue broken down by segment contributions was as follows: 55 percent lighting equipment, 22 percent chemicals, 14 percent textile rental, and 9 percent envelopes.

While each of the company's businesses is highly competitive, the competitive conditions and the company's relative position and market share vary widely from business to business. A limited number of competitors of each business are large diversified companies. However, most of the competitors are smaller companies that frequently specialize in one industry or geographic area, which in many instances increases the intensity of competition. The principal methods of competition include price, quality, brand name recognition, and customer responsiveness.

BUSINESS SEGMENTS

Lighting Equipment

Lithonia Lighting and Holophane Corporation comprise NSI's lighting equipment segment, which management believes is the world's largest manufacturer of lighting fixtures for both new construction and renovation. Products include a full range of indoor and outdoor lighting for commercial, institutional, and industrial applications, surface and recessed residential lighting, exit signs and emergency lighting, lighting control systems, and flexible wiring systems. These lighting products are manufactured in the United States, Canada, Mexico, and Europe and are marketed under numerous brand names, including Lithonia, Holophane, Home-Vue, LightConcepts, Gotham, Hydrel, Peerless, Antique Street Lighting, MetalOptics, and Reloc.

Principal customers include wholesale electrical distributors, retail home centers, and lighting showrooms located in North America and selected international markets. In North America, the lighting equipment segment's products are sold through independent sales agents and factory sales reps who cover specific geographic areas and market segments. Products are delivered through a network of distribution centers, regional warehouses, and public field warehouses using both common carriers and a company-owned truck fleet. For international customers, the segment employs a sales force that adopts distribution methods to meet individual customer or country requirements. In fiscal 1999, North American sales accounted for more than 98 percent of this segment's gross sales.

Chemicals

NSI's chemical segment, which includes Zep Manufacturing Company ("Zep"), Enforcer Products, Inc. ("Enforcer"), and Selig Chemical Industries ("Selig"), is a leading provider of speciality chemical products in the automotive, food, manufacturing, institutional, hospitality, home center, and retail markets. Products include cleaners, sanitizers, disinfectants, polishes, floor finishes, degreasers, water treatments, pesticides, insecticides, and herbicides. Zep manufactures products in five North American plants, two European plants, and one Australian location, while Enforcer and Selig each operate a single manufacturing facility in Georgia.

The chemical segment provides products to customers in North America, Western Europe, and Australia. In fiscal 1999, North American sales accounted for approximately 90 percent of gross sales. Zep and Selig serve a wide array of institutional and industrial customers, ranging from small sole proprietorships to Fortune 1000 corporations. Individual markets in the non-retail channel include: automotive, vehicle wash, food, industrial manufacturing, and contract cleaners and are sold through a direct commissioned sales force. Enforcer provides Enforcer-branded products and Zep-branded products to retail channels such as home centers, hardware stores, mass merchandisers, and drug stores.

Textile Rental

National Linen Service ("NLS") is a leading United States multi-service textile rental company, serving the dining, lodging, and healthcare industries. Products include napkins, table and bed linens, bath towels, pillow cases, bar towels, scrubs and surgical drapery, mats, mops, and restroom supplies. NLS operates from 66 locations primarily in the southeastern United States.

NLS's customers include restaurants, hotels, country clubs, retail stores, hospitals, clinics, and doctor's offices. Clean products are delivered to customers, and soiled products are retrieved by route drivers for cleaning. NLS sells its services directly to end users though a salaried and commissioned sales force.

Envelopes

Atlantic Envelope Company ("AECO") is a leading United States producer of custom envelopes and office products, serving the energy, finance, transportation, direct mail, and package delivery markets. Products include custom business and courier envelopes, as well as specialty filing products. AECO's products are manufactured in ten plants in the United States.

AECO serves customers throughout the United States, which include major airlines, banks, credit card companies, and express delivery companies. Products are sold directly to end users by a commissioned sales team. Specialty products are also sold through dealers.

Financial Results By Industry Segment

Sales and service revenues, operating profit (loss), identifiable assets, and related data for each of the company's business segments for the three years ended August 31, 1999 are included on page 44 (Note 10, Business Segment Information, of the Notes to the Consolidated Financial Statements) in the company's annual report to stockholders and is incorporated herein by reference.

No significant portion of any segment of the company is dependent upon a single customer or a few customers, the loss of any one of which would have a material adverse affect on the segment. Furthermore, no single commodity or supplier in any segment provided a significant portion of the segment's material requirements nor were there any significant shortages of materials or components during the years ended August 31, 1999, 1998, and 1997.

The company conducts research and development related to present and future products for its lighting equipment, chemical, and envelope segments. Research and development expenses were $8.5 million in 1999, $13.6 million in 1998, and $8.6 million in 1997.

Management does not anticipate that compliance with current environmental laws and regulations will materially affect the capital expenditures or results of operations of the company or its subsidiaries during the fiscal year ending August 31, 2000. See Note 5, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements on page 40 of the company's annual report to stockholders, incorporated herein by reference.

Sales order backlog as of August 31, 1999 was $108.7 million, $1.9 million, and $55.0 million in the lighting equipment, chemical, and envelope segments, respectively. Sales order backlog at August 31, 1998 was $42.8 million in the lighting equipment segment, $3.1 million in the chemical segment, and $45.1 million in the envelope segment.

As of August 31, 1999, the company employed approximately 19,700 people.

Financial results for any particular quarter are not necessarily indicative of results to be expected for the full year. Typically, the company's revenues and income are higher in the second half of its fiscal year.

ITEM 2. PROPERTIES

The general offices of the company are located in Atlanta, Georgia. Because of the diverse nature of the operations and the large number of individual locations, it is neither practical nor significant to describe all of the operating facilities owned or leased by the company. The following listing summarizes the significant facility categories by business:

                        Number of Facilities
Division                Owned         Leased     Nature of Facilities

Lighting Equipment         15              7     Manufacturing plants
                            1              9     Distribution centers

Textile Rental             34              7     Linen processing plants
                            -             24     Linen service centers
                            -              1     Distribution centers

Chemical                    7              3     Manufacturing plants
                           18             52     Distribution centers
                            1              3     Sales offices

Envelope                    6              4     Manufacturing plants
                            -              2     Warehouses

Corporate Office            1              -     Corporate headquarters


ITEM 3.  LEGAL PROCEEDINGS

The registrant is neither a party to nor is its property subject to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended August 31, 1999.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is included on the inside back cover of the company's annual report to stockholders for the year ended August 31, 1999, under the captions "Listing," "Shareholders of Record," and "Common Share Prices and Dividends per Share" and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is included on pages 50 and 51 of the company's annual report to stockholders for the year ended August 31, 1999, under the caption "Ten-Year Financial Summary" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is included on pages 46 through 49 of the company's annual report to stockholders for the year ended August 31, 1999, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included on page 49 of the company's annual report to stockholders for the year ended August 31, 1999, under the caption "Market Risk" and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included on pages 28 through 45 of the company's annual report to stockholders for the year ended August 31, 1999, under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Report of Independent Public Accountants" and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                                                          Page 7
PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item, with respect to directors, is included on pages 2 through 5 under the caption "Information Concerning Nominees" of the company's proxy statement for the annual meeting of stockholders to be held January 5, 2000, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of the company are elected at the organizational meeting of the Board of Directors in January.

Name and age of each executive officer                      Business experience of executive officers
during the five years and positions                         held with the company ended August 31, 1999
and term in office.
--------------------------------------------                ----------------------------------------------------


James S. Balloun,  age 61                                   Mr. Balloun was elected  Chairman and Chief Executive Officer
Chairman,  President,                                       effective February, 1996 and assumed the role of President in
Chief Executive Officer                                     October, 1996.  Previously,  he served McKinsey & Company as a Director.
and Director.

George H. Gilmore, Jr., age 50                              Mr. Gilmore was elected Executive Vice President and Group
Executive Vice President and Group                          President effective June, 1999.  Previously, he served as President
President                                                   of Moore Business Systems from 1994 to 1995, President of Moore
                                                            Document Solutions  from 1995  to   1997,   and  as President and Chief
                                                            Operating Officer of Calmat Co. from 1998 to 1999.

David Levy, age 62                                          Mr. Levy was elected Executive Vice President, Administration in
Executive Vice President,                                   October, 1992.  He served as Senior Vice President, Secretary and
Administration and Counsel                                  Counsel from 1982 through September, 1992.
and Director

Brock A. Hattox, age 51                                     Mr. Hattox was elected Executive Vice President and Chief Financial
Executive Vice President and                                Officer effective September, 1996.  Previously, he served McDermott
Chief Financial Officer                                     International, Inc. as Chief Financial Officer from 1991 to 1996.

Stewart A. Searle III, age 48                               Mr. Searle was elected Senior Vice President, Planning and
Senior Vice President,                                      Development effective June, 1996.  Previously, he served four years
Planning and Development                                    with Equifax as Senior Vice President of Development.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is included on pages 5 through 15 under the captions "Compensation of Directors," "Other Information Concerning the Board and its Committees," "Compensation Committee Interlocks and Insider Participation," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises and Fiscal Year-End Option Values," "Long-Term Incentive Plans - Awards in Last Fiscal Year," "Employment Contracts, Severance Arrangements, and Other Agreements," and "Pension and Supplemental Retirement Benefits" of the company's proxy statement for the annual meeting of stockholders to be held January 5, 2000, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included on pages 6 through 7 under the caption "Beneficial Ownership of the Corporation's Securities" of the company's proxy statement for the annual meeting of stockholders to be held January 5, 2000, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included on page 5 under the caption "Certain Relationships and Transactions" of the company's proxy statement for the annual meeting of stockholders to be held January 5, 2000, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

      (1)  Financial Statements

           The company's 1999 Annual Report contains the consolidated balance sheets as of August 31, 1999 and 1998, the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1999, and the related report of Arthur Andersen LLP. The financial statements, incorporated herein by reference, include the following:

           Consolidated Balance Sheets - August 31, 1999 and 1998

           Consolidated Statements of Income for the years ended August 31, 1999, 1998, and 1997

           Consolidated Statements of Stockholders' Equity for the years ended August 31, 1999, 1998, and 1997

           Consolidated Statements of Cash Flows for the years ended August 31, 1999, 1998, and 1997

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

(3) Exhibits filed with this report

      Reference No. from
      Reg. 229.601
      Item 601                 Description of Exhibit

      3     Amended and Restated Certificate of Incorporation and By-Laws

      4 Amended and Restated Rights Agreement dated as of December 17, 1997 between National Service Industries, Inc. and Wachovia Bank, N.A. and Amendment (replacing Wachovia Bank, N.A. with First Chicago Trust Company) and Amendment (deleting certain redemption restrictions)

      10(i)A            (1)    US$250,000,000 Credit Agreement dated as of July
                               23, 1996 among National Service Industries, Inc.,
                               Certain of its Subsidiaries, Certain Listed
                               Banks, Wachovia Bank of Georgia, N.A., as Agent, and Nationsbank, N.A. (South) and Suntrust Bank,
                               Atlanta, as Co-Agents

                        (2) US$250,000,000 Credit Agreement, dated as of July 15, 1999, among National Service Industries, Inc., Wachovia Bank, N.A., The First National Bank of Chicago, Banc One Capital Markets, Inc., Wachovia Securities, Inc., Commerzbank AG, New York Branch, ABN Amro, N.V., and the other banks listed therein.

                        (3)    Commercial  Paper Dealer  Agreement,  dated as of
                               July   16,   1999,   between   National   Service
                               Industries, Inc. and Goldman, Sachs & Co.

                        (4) Commercial Paper Dealer Agreement, dated as of July 16, 1999, between National Service Industries, Inc. and J.P. Morgan Securities, Inc.

                        (5)    Commercial  Paper Dealer  Agreement,  dated as of
                               July   16,   1999,   between   National   Service
                               Industries, Inc. and Wachovia Securities, Inc.

                        (6) Commercial Paper Dealer Agreement, dated as of July 16, 1999, between National Service Industries, Inc. and The First National Bank of Chicago.

      10(iii)A          Management Contracts and Compensatory Arrangements:

                        (1)    Executives' Deferred Compensation Plan and
                               Amendments

                        (2) Restated and Amended Supplemental Retirement Plan for Executives of National Service Industries, Inc. , Amendments and Appendices

                        (3) The National Service Industries, Inc. Senior Management Benefit Plan and Amendments

                        (4) Severance Protection Agreement between National Service Industries, Inc. and David Levy and Amendment

                        (5) Severance Protection Agreements between National Service Industries, Inc. and
                               (a) James S. Balloun
                               (b) Stewart A. Searle III
                               and Amendments

                        (6) Bonus Letter Agreements between National Service Industries, Inc. and
                               (a)   James S. Balloun
                               (b)   David Levy
                               (c)   Stewart A. Searle III
                               and Supplemental Letter Agreements

                        (7)    Long-Term Incentive Program and Amendment

Reference No. from
Reg. 229.601
Item 601                Description of Exhibit

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

                        (12)   Executive Benefits Trust Agreement and Amendments

                        (13) 1992 Nonemployee Directors' Stock Option Plan Effective September 16, 1992 and Amendment

                        (14) Nonemployee Directors' Stock Option Agreement between National Service Industries, Inc. and
                               (a)   John L. Clendenin
                               (b)   Robert M. Holder, Jr.
                               (c)   James C. Kennedy
                               (d)   Bernard Marcus
                               (e)   John G. Medlin, Jr.
                               (f)   Dr. Betty L. Siegel
                               (g)   Barrie A. Wigmore
                               (h)   Thomas C. Gallagher
                               (i)   Charles W. McCall
                               (j)   Herman J. Russell
                               (k)   Sam Nunn

                        (15) National Service Industries, Inc. Executive Savings Plan Effective September 1, 1994 and Amendment

                        (16) Nonqualified Stock Option Agreement Effective January 3, 1996 between National Service Industries, Inc. and James S. Balloun

                        (17) National Service Industries, Inc. Nonemployee Director Deferred Stock Unit Plan, Effective June 1, 1996 and Amendments

                        (18) Employment Letter Agreement between National Service Industries, Inc. and Brock A. Hattox, Dated August 26, 1996

                        (19) Incentive Stock Option Agreement Effective Beginning September 17, 1996 between National Service Industries, Inc. and
                               (a)   James S. Balloun
                               (b)   David Levy
                               (c)   Stewart A. Searle III

Reference No. from
Reg. 229.601
Item 601                Description of Exhibit

                        (20) Nonqualified Stock Option Agreement for Executive Officers Effective Beginning September 17, 1996 between National Service Industries, Inc. and
                               (a)   James S. Balloun
                               (b)   David Levy
                               (c)   Stewart A. Searle III
                               (d)   Brock A. Hattox

                        (21) National Service Industries, Inc. Long-Term Achievement Incentive Plan Effective September 17, 1996 and Amendment

                        (22) Aspiration Achievement Incentive Award Agreements for the Performance Cycle beginning September 1, 1996 between National Service Industries, Inc. and
                               (a)   James S. Balloun
                               (b)   Brock A. Hattox
                               (c)   David Levy
                               (d)   Stewart A. Searle III
                               and Amendment

                               [refiled to disclose confidential information previously omitted and filed separately with the Secrities and Exchange Commission]

                        (23) National Service Industries, Inc. Supplemental Deferred Savings Plan Effective
                               September 18, 1996 and Amendment

                        (24) Stock Option Agreement for Nonemployee Directors Dated March 19, 1997 between National
                               Service Industries, Inc. and
                               (a)   John L. Clendenin
                               (b)   Samuel A. Nunn

                        (25) Employment Letter Agreement between National Service Industries, Inc. and James S. Balloun, Dated February 1, 1996

                               [refiled to disclose confidential information previously omitted and filed separately with the Securities and Exchange Commission]

                        (26) Incentive Stock Option Agreement Effective Beginning September 23, 1997 between National Service Industries, Inc. and
                               (a)   James S. Balloun
                               (b)   Brock A. Hattox
                               (c)   David Levy
                               (d)   Stewart A. Searle III

                        (27) Nonqualified Stock Option Agreement For Executive Officers Effective Beginning September 23, 1997 between National Service Industries, Inc. and
                               (a)   James S.  Balloun
                               (b)   Brock A.  Hattox
                               (c)   David Levy
                               (d)   Stewart A. Searle III

                        (28) Aspiration Achievement Incentive Award Agreements for the Performance Cycle beginning September 1, 1997 between National Service Industries, Inc. and
                               (a) James S.  Balloun
                               (b) Brock A. Hattox
                               (c) David Levy
                               (d) Stewart A. Searle III

                               [a confidential portion of which has been omitted and filed separately with the Securities and Exchange Commission]

Reference No. from
Reg. 229.601
Item 601                Description of Exhibit


                        (29) National Service Industries, Inc. Management Compensation and Incentive Plan as Amended and Restated, Effective as of September 1, 1998.

                        (30) Incentive Stock Option Agreement for Executive Officers Effective Beginning September 22, 1998 between National Service Industries, Inc. and
                               (a)   James S. Balloun
                               (b)   Brock A. Hattox
                               (c)   David Levy
                               (d)   Stewart A. Searle III

                        (31) Nonqualified Stock Option Agreement for Executive Officers Effective Beginning September 22, 1998 between National Service Industries, Inc. and
                               (a)   James S. Balloun
                               (b)   Brock A. Hattox
                               (c)   David Levy
                               (d)   Stewart A. Searle III

                        (32) Aspiration Achievement Incentive Award Agreements for the Performance Cycle beginning September 1, 1998 between National Service Industries, Inc. and
                               (a)   James S. Balloun
                               (b)   Brock A. Hattox
                               (c)   David Levy
                               (d)   Stewart A. Searle III

                               [a confidential portion of which has been omitted and filed separately with the Securities and Exchange Commission]

                        (33) Employment Letter Agreement between National Service Industries, Inc. and George H. Gilmore, Jr., Dated May 5, 1999.

                        (34) Severance Protection Agreements between National Service Industries, Inc. and
                               (a)   Brock A. Hattox (September 9, 1996)
                               (b)   George H. Gilmore, Jr. (June 1, 1999)

                        (35) Bonus Letter Agreements between National Service Industries, Inc. and
                               (a)   Brock A. Hattox (September 9, 1996)
                               (b)   George H. Gilmore, Jr. (June 1, 1999)

                        (36) Incentive Stock Option Agreement for Executive Officers Effective Beginning June 1, 1999 between National Service Industries, Inc. and George H. Gilmore, Jr.

                        (37) Nonqualified Stock Option Agreement for Executive Officers Effective Beginning June 1, 1999 between National Service Industries, Inc. and George H. Gilmore, Jr.

                        (38) Aspiration Achievement Incentive Award Agreement for the Performance Cycle beginning September 1, 1997 between National Service Industries, Inc. and George H. Gilmore, Jr., Dated June 1, 1999.

                               [a confidential portion of which has been omitted and filed separately with the Securities and Exchange Commission]

                                                                         Page 13
ITEM 14. (Continued)

Reference No. from
Reg. 229.601
Item 601                Description of Exhibit

                        (39) Aspiration Achievement Incentive Award Agreement for the Performance Cycle beginning September 1, 1998 between National Service Industries, Inc. and George H. Gilmore, Jr., Dated June 1, 1999.

                               [a confidential portion of which has been omitted and filed separately with the Securities and Exchange Commission]

                        (40) Aspiration Achievement Incentive Award Agreements for the Performance Cycle beginning September 1, 1999 between National Service Industries, Inc. and
                               (a)   James S. Balloun
                               (b)   Brock A. Hattox
                               (c)   David Levy
                               (d)   Stewart A. Searle III
                               (e)   George H. Gilmore, Jr.

                               [a confidential portion of which has been omitted and filed separately with the Securities and Exchange Commission]

                    12   Ratio of Earnings to Fixed Charges

                    13   Information   Incorporated  by  Reference  from  Annual
                         Report for the Year Ended August 31, 1999

                    21   List of Subsidiaries

                    23   Consent of Independent Public Accountants

                    24   Powers of Attorney

                    27   Financial  Data  Schedule for the Year Ended August 31,
                         1999

(b) The company filed Form 8-K on August 3, 1999, with respect to the merger with Holophane Corporation.

(c) Exhibits 2, 9, 11, 18, 22, and 28 have been omitted because they are not applicable.

(d) Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        NATIONAL SERVICE INDUSTRIES, INC.



Date: November 17, 1999                             By:   /s/ Helen D. Haines
     ------------------                             -------------------------
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


    Signature                                        Title




    James S. Balloun*           Chairman, President, and Chief Executive Officer
                                and Director

    Brock  Hattox*              Executive Vice President and
                                Chief Financial Officer

    Mark R. Bachmann*           Vice President and Controller

    John L. Clendenin*          Director

    Thomas C. Gallagher*        Director

    Robert M. Holder, Jr.*      Director

    James C. Kennedy*           Director
                                                             --November 17, 1999
    David Levy                  Director

    Bernard Marcus*             Director

    John G. Medlin, Jr.*        Director

    Samuel A. Nunn*             Director

    Herman J. Russell*          Director

    Betty L. Siegel*            Director

    Kathy Brittain White*       Director

    Barrie A. Wigmore*          Director




*By  /s/  David Levy                                      Attorney-in-Fact
      David Levy

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE




To National Service Industries, Inc.:


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in NATIONAL SERVICE INDUSTRIES, INC. and subsidiaries' annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 8, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 in this Form 10-K is the responsibility of the company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                                         /s/ ARTHUR ANDERSEN LLP



Atlanta, Georgia
October 8, 1999

Page 16
                                                                     SCHEDULE II

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED AUGUST 31, 1999, 1998, AND 1997
                                 (In thousands)


                                                                        Additions Charged to
                                         Balance at              ------------------------------------                Balance at
                                         Beginning       Costs and            Other                                      End
        Description                      of Period       Expenses          Accounts (1)        Deductions (2)         of Period
-----------------------------          --------------   ------------     ---------------      ----------------      ------------

YEAR ENDED AUGUST 31, 1999:
  Deducted in the balance sheet
    from the asset to which it applies-
      Reserve for doubtful accounts    $   4,631        $   3,651           $   1,709             $   3,685            $   6,306
                                       ==========       ==========          ==========           ===========           ==========



YEAR ENDED AUGUST 31, 1998:
  Deducted in the balance sheet
    from the asset to which it applies-
      Reserve for doubtful accounts    $   4,302       $   3,558           $     214             $   3,443            $   4,631
                                       ==========       ==========          ==========           ===========           ==========



YEAR ENDED AUGUST 31, 1997:
  Deducted in the balance sheet
    from the asset to which it applies-
      Reserve for doubtful accounts    $   5,807        $   2,276           $   (745)             $   3,036            $   4,302
                                       ==========       ==========          ==========           ===========           ==========









(1) Recoveries credited to reserve, reserves recorded in acquisitions, and reserves removed in sale of businesses.

(2) Uncollectible accounts written off.




                                                                                                                            Page 17
                                                    INDEX TO EXHIBITS

                                                                                        Page No.

EXHIBIT 3                           (a) Amended and Restated Certificate of             Reference is made to Exhibit 3 of
                                    Incorporation                                       registrant's Form 10-Q for the quarter
                                                                                        ended February 28, 1998, which is
                                                                                        incorporated herein by reference.

                                    (b) Certificate of Amendment of Restated            Reference is made to Exhibit 3(a) of
                                    Certificate of Incorporation                        registrant's Form 10-Q for the quarter
                                                                                        ended November 30, 1998, which is
                                                                                        incorporated herein by reference.

                                    (c) By-Laws as Amended and Restated July 7,         28
                                    1999.

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

                                    (c) Second Amendment dated as of January 6, 1999    Reference is made to Exhibit 1 of
                                    between National Service Industries, Inc. and       registrant's Form 8-A/A-4 as filed with
                                    First Chicago Trust Company of New York, to the     the Commission on January 12, 1999, which
                                    Amended and Restated Rights Agreement, dated as     is incorporated herein by reference.
                                    of December 17, 1997 between National Service
                                    Industries, Inc. and First Chicago Trust Company
                                    of New York, as Rights Agent, as amended.

EXHIBIT 10(i)A                      (1)    US$250,000,000 Credit Agreement dated as     Reference is made to Exhibit 10(i)A of
                                           of July 23, 1996 among National Service      registrant's Form 10-Q for the quarter
                                           Industries, Inc., Certain of its             ended May 31, 1998, which is incorporated
                                           Subsidiaries, Certain Listed Banks,          herein by reference.
                                           Wachovia Bank of Georgia, N.A., as Agent,
                                           and Nationsbank, N.A. (South) and Suntrust
                                           Bank, Atlanta, as Co-Agents

                                    (2)    US$250,000,000 Credit Agreement, dated as    Reference is made to Exhibit (b)(8) of
                                           of July 15, 1999, among National Service     registrant's Schedule 14D-1 as filed with
                                           Industries, Inc., Wachovia Bank, N.A., The   the Commission on June 25, 1999, as
                                           First National Bank of Chicago, Banc One     amended and supplemented by Amendment No.
                                           Capital Markets, Inc., Wachovia              2, filed July 20, 1999, which is
                                           Securities, Inc., Commerzbank AG, New York   incorporated herein by reference.
                                           Branch, ABN Amro, N.V., and the other
                                           banks listed therein.


Page 18
                                                    INDEX TO EXHIBITS

                                                                                        Page No.

                                    (3)    Commercial Paper Dealer Agreement, dated     Reference is made to Exhibit (b)(4) of
                                           as of July 16, 1999, between National        registrant's Schedule 14D-1 as filed with
                                           Service Industries, Inc. and Goldman,        the Commission on June 25, 1999, as
                                           Sachs & Co.                                  amended and supplemented by Amendment No.
                                                                                        2, filed July 20, 1999, which is
                                                                                        incorporated herein by reference.

                                    (4)    Commercial Paper Dealer Agreement, dated     Reference is made to Exhibit (b)(5) of
                                           as of July 16, 1999, between National        registrant's Schedule 14D-1 as filed with
                                           Service Industries, Inc. and J.P. Morgan     the Commission on June 25, 1999, as
                                           Securities, Inc.                             amended and supplemented by Amendment No.
                                                                                        2, filed July 20, 1999, which is
                                                                                        incorporated herein by reference.

                                    (5)    Commercial Paper Dealer Agreement, dated     Reference is made to Exhibit (b)(6) of
                                           as of July 16, 1999, between National        registrant's Schedule 14D-1 as filed with
                                           Service Industries, Inc. and Wachovia        the Commission on June 25, 1999, as
                                           Securities, Inc.                             amended and supplemented by Amendment No.
                                                                                        2, filed July 20, 1999, which is
                                                                                        incorporated herein by reference.

                                    (6)    Commercial Paper Dealer Agreement, dated     Reference is made to Exhibit (b)(7) of
                                           as of July 16, 1999, between National        registrant's Schedule 14D-1 as filed with
                                           Service Industries, Inc. and The First       the Commission on June 25, 1999, as
                                           National Bank of Chicago.                    amended and supplemented by Amendment No.
                                                                                        2, filed July 20, 1999, which is
                                                                                        incorporated herein by reference.

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

                                           (c)Second Amendment to Executives'           Reference is made to Exhibit 10(iii)A(a)
                                           Deferred Compensation Plan, Effective as     of registrant's Form 10-Q for the quarter
                                           of September 1, 1994.                        ended November 30, 1994, which is
                                                                                        incorporated herein by reference.

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


                                                                                                                            Page 19
                                                    INDEX TO EXHIBITS

                                                                                        Page No.

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

                                           (f)Appendix E to Restated and Amended        44
                                           Supplemental Retirement Plan for Executives
                                           of National Service Industries, Inc.
                                           effective September 18, 1996.

                                           (g) Appendix F to Restated and Amended       45
                                           Supplemental Retirement Plan for Executives
                                           of National Service Industries, Inc.
                                           effective June 1, 1999.

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


Page 20
                                                    INDEX TO EXHIBITS

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

                                    (5)    (a)Severance Protection Agreements between   Reference is made to Exhibit
                                           National Service Industries, Inc. and        10(iii)A(c) of registrant's Form 10-Q
                                           (i)  James S. Balloun (February 1, 1996)     for the quarter ended February 29,
                                           (ii) Stewart A. Searle III (June 19, 1996)   1996, which is incorporated herein by
                                                                                        reference.

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

                                    (6)    (a)Bonus Letter Agreements between           Reference is made to Exhibit
                                           National Service Industries, Inc. and        10(iii)A(j) of registrant's Form 10-K
                                           (i)   James S. Balloun (February 1, 1996)    for the fiscal year ended August 31,
                                           (ii)  David Levy (October 1, 1989)           1989, and to Exhibit 10(iii)A(d) of the
                                           (iii) Stewart A. Searle III (June 19, 1996)  registrant's Form 10-Q for the quarter ended February 29, 1996, which are
                                                                                        incorporated herein by reference.

                                           (b)Supplemental Letter Agreement, Dated      Reference is made to Exhibit
                                           August 31, 1996                              10(iii)A(7)(b) of registrant's Form
                                                                                        10-K for the fiscal year ended August
                                                                                        31, 1996, which is incorporated herein
                                                                                        by reference.

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


                                                                                                                            Page 21
                                                    INDEX TO EXHIBITS

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

                                           (e)Amendment No. 3 to Benefits Protection    Reference is made to Exhibit
                                           Trust Agreement between National Service     10(iii)A(4) of registrant's Form 10-Q
                                           Industries, Inc. and Wachovia Bank, N.A.     for the quarter ended November 30,
                                           (formerly Wachovia Bank and Trust            1998, which is incorporated herein by
                                           Company), Dated January 6, 1999.             reference.

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

                                           (d)Amendment No. 2 to Executive Benefits     Reference is made to Exhibit
                                           Trust Agreement between National Service     10(iii)A(5) of registrant's Form 10-Q
                                           Industries, Inc. and Wachovia Bank, N.A.     for the quarter ended November 30,
                                           (formerly Wachovia Bank and Trust            1998, which is incorporated herein by
                                           Company), Dated January 6, 1999.             reference.

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

                                           (b)First Amendment to the National Service   Reference is made to Exhibit
                                           Industries, Inc. 1992 Nonemployee            10(iii)A(13)(b) of registrant's Form
                                           Directors' Stock Option Plan, Dated March    10-K for the fiscal year ended August
                                           24, 1998                                     31, 1998, which is incorporated herein
                                                                                        by reference.

                                    (14)   Nonemployee Directors' Stock Option          Reference is made to Exhibit
                                           Agreement between National Service           10(iii)A(q) of registrant's Form 10-K
                                           Industries, Inc. and                         for the fiscal year ended August 31,
                                           (a)   John L. Clendenin                      1994, which is incorporated herein by
                                           (b)   Robert M. Holder, Jr.                  reference.
                                           (c)   James C. Kennedy
                                           (d)   Bernard Marcus
                                           (e)   John G. Medlin, Jr.
                                           (f)   Dr. Betty L. Siegel
                                           (g)   Barrie A. Wigmore
                                           (h)   Thomas C. Gallagher
                                           (i)   Charles W. McCall
                                           (j)   Herman J. Russell
                                           (k)   Samuel A. Nunn

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


                                                                                                                         Page 23
                                                        INDEX TO EXHIBITS

                                                                                        Page No.

                                    (16)   Nonqualified Stock Option Agreement          Reference is made to Exhibit
                                           Effective January 3, 1996 between National   10(iii)A(b) of  registrant's Form 10-Q
                                           Service Industries, Inc. and James S.        for the quarter ended February 28,
                                           Balloun                                      1996, which is incorporated herein by
                                                                                        reference.

                                    (17)   (a)National Service Industries, Inc.         Reference is made to Exhibit
                                           Nonemployee Director Deferred Stock Unit     10(iii)A(26) of registrant's Form 10-K
                                           Plan, Effective June 1, 1996                 for the fiscal year ended August 31,
                                                                                        1996, which is incorporated herein by
                                                                                        reference.

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

                                           (c)Amendment No. 2 to National Service       Reference is made to Exhibit
                                           Industries, Inc. Nonemployee Director        10(iii)A(19)(c) of registrant's Form
                                           Deferred Stock Unit Plan, Effective          10-K for the fiscal year ended August
                                           December 31, 1997                            31, 1998, which is incorporated herein
                                                                                        by reference.

                                    (18)   Employment Letter Agreement between          Reference is made to Exhibit
                                           National Service Industries, Inc. and        10(iii)A(28) of registrant's Form 10-K
                                           Brock A. Hattox, Dated August 26, 1996       for the fiscal year ended August 31,
                                                                                        1996, which is incorporated herein by
                                                                                        reference.

                                    (19)   Incentive Stock Option Agreement Effective   Reference is made to Exhibit
                                           Beginning September 17, 1996 between         10(iii)A(5) of registrant's Form 10-Q
                                           National Service Industries, Inc. and        for the quarter ended November 30,
                                           (a)   James S. Balloun                       1996, which is incorporated herein by
                                           (b)   David Levy                             reference.
                                           (c)   Stewart A. Searle III

                                    (20)   Nonqualified Stock Option Agreement for      Reference is made to Exhibit
                                           Executive Officers Effective Beginning       10(iii)A(6) of registrant's Form 10-Q
                                           September 17, 1996 between National          for the quarter ended November 30,
                                           Service Industries, Inc. and                 1996, which is incorporated herein by
                                           (a)   James S. Balloun                       reference.
                                           (b)   David Levy
                                           (c)   Stewart A. Searle III
                                           (d)   Brock A. Hattox

                                    (21)   (a)National Service Industries, Inc.         Reference is made to Exhibit
                                           Long-Term Achievement Incentive Plan,        10(iii)A(7) of registrant's Form 10-Q
                                           Effective September 17, 1996                 for the quarter ended November 30,
                                                                                        1996, which is incorporated herein by
                                                                                        reference.

                                           (b)Amendment No. 1 to National Service       Reference is made to Exhibit
                                           Industries, Inc. Long-Term Achievement       10(iii)A(9) of registrant's Form 10-Q
                                           Incentive Plan, Dated April 7, 1999          for the quarter ended May 31, 1999,
                                                                                        which is incorporated herein by
                                                                                        reference.

Page 24
                                                        INDEX TO EXHIBITS

                                                                                        Page No.

                                    (22)   (a)Aspiration Achievement Incentive Award    46
                                           Agreements for the Performance Cycle
                                           beginning September 1, 1996 between
                                           National Service Industries, Inc. and
                                           (i)    James S. Balloun
                                           (ii)   Brock A. Hattox
                                           (iii)  David Levy
                                           (iv)   Stewart A. Searle III

                                           [refiled to disclose confidential
                                           information previously omitted and filed
                                           separately with the Securities and
                                           Exchange Commission]

                                           (b) Amendment of  Aspiration Achievement     Reference is made to Exhibit
                                           Incentive Award Agreement and Election       10(iii)A(8) of registrant's Form 10-Q
                                           Form for Performance Cycle  Ending August    for the quarter ended May 31, 1999,
                                           31, 1999 between National Service            which is incorporated herein by
                                           Industries, Inc. and:                        reference.
                                           (a)   James S. Balloun
                                           (b)   Brock A. Hattox
                                           (c)   David Levy
                                           (d)   Stewart A. Searle III

                                    (23)   (a)National Service Industries, Inc.         Reference is made to Exhibit
                                           Supplemental Deferred Savings Plan,          10(iii)A(9) of registrant's Form 10-Q
                                           Effective September 18, 1996                 for the quarter ended November 30,
                                                                                        1996, which is incorporated herein by
                                                                                        reference.

                                           (b)Amendment No. 1 to National Service       61
                                           Industries, Inc. Supplemental Deferred
                                           Savings Plan, Dated December 29, 1997

                                    (24)   Stock Option Agreement for Nonemployee       Reference is made to Exhibit 10(iii)A
                                           Directors Dated March 19, 1997 between       of registrant's Form 10-Q for the
                                           National Service Industries, Inc. and        quarter ended May 31, 1997, which is
                                           (a)   John L. Clendenin                      incorporated herein by reference.
                                           (b)   Samuel A. Nunn

                                    (25)   Employment Letter Agreement between          Reference is made to Exhibit
                                           National Service Industries, Inc. and        10(iii)A(2) of registrant's Form 10-Q
                                           James S. Balloun, Dated February 1, 1996     for the quarter ended November 30,
                                                                                        1997, which is incorporated herein by
                                           [refiled to disclose confidential            reference.
                                           information previously omitted and filed
                                           separately with the Securities and
                                           Exchange Commission]

                                    (26)   Incentive Stock Option Agreement Effective   Reference is made to Exhibit
                                           Beginning September 23, 1997 between         10(iii)A(7) of registrant's Form 10-Q
                                           National Service Industries, Inc. and        for the quarter ended November 30,
                                           (a)   James S. Balloun                       1997, which is incorporated herein by
                                           (b)   Brock A. Hattox                        reference.
                                           (c)   David Levy
                                           (d)   Stewart A. Searle III


                                                                                                                         Page 25
                                                        INDEX TO EXHIBITS

                                                                                        Page No.

                                    (27)   Nonqualified Stock Option Agreement For      Reference is made to Exhibit
                                           Executive Officers Effective Beginning       10(iii)A(8) of registrant's Form 10-Q
                                           September 23, 1997 between National          for the quarter ended November 30,
                                           Service Industries, Inc. and                 1997, which is incorporated herein by
                                           (a)   James S. Balloun                       reference.
                                           (b)   Brock A. Hattox
                                           (c)   David Levy
                                           (d)   Stewart A. Searle III

                                    (28)   Aspiration Achievement Incentive Award       Reference is made to Exhibit
                                           Agreements for the Performance Cycle         10(iii)A(9) of registrant's Form 10-Q
                                           beginning September 1, 1997 between          for the quarter ended November 30,
                                           National Service Industries, Inc. and        1997, which is incorporated herein by
                                           (a)   James S. Balloun                       reference.
                                           (b)   Brock A. Hattox
                                           (c)   David Levy
                                           (d)   Stewart A. Searle III

                                           [a confidential portion of which has been
                                           omitted and filed separately with the
                                           Securities and Exchange Commission]

                                    (29)   National Service Industries, Inc.            Reference is made to Exhibit
                                           Management Compensation and Incentive Plan   10(iii)A(31) of registrant's Form 10-K
                                           as Amended and Restated, Effective as of     for the fiscal year ended August 31,
                                           September 1, 1998.                           1998, which is incorporated herein by
                                                                                        reference.

                                    (30)   Incentive Stock Option Agreement for         Reference is made to Exhibit
                                           Executive Officers Effective Beginning       10(iii)A(1) of registrant's Form 10-Q
                                           September 22, 1998 between National          for the quarter ended November 30,
                                           Service Industries, Inc. and                 1998, which is incorporated herein by
                                           (a)   James S. Balloun                       reference.
                                           (b)   Brock A. Hattox
                                           (c)   David Levy
                                           (d)   Stewart A. Searle III

                                    (31)   Nonqualified Stock Option Agreement for      Reference is made to Exhibit
                                           Executive Officers Effective Beginning       10(iii)A(2) of registrant's Form 10-Q
                                           September 22, 1998 between National          for the quarter ended November 30,
                                           Service Industries, Inc. and                 1998, which is incorporated herein by
                                           (a)   James S. Balloun                       reference.
                                           (b)   Brock A. Hattox
                                           (c)   David Levy
                                           (d)   Stewart A. Searle III

                                    (32)   Aspiration Achievement Incentive Award       Reference is made to Exhibit
                                           Agreements for the Performance Cycle         10(iii)A(3) of registrant's Form 10-Q
                                           beginning September 1, 1998 between          for the quarter ended November 30,
                                           National Service Industries, Inc. and        1998, which is incorporated herein by
                                           (a)   James S. Balloun                       reference.
                                           (b)   Brock A. Hattox
                                           (c)   David Levy
                                           (d)   Stewart A. Searle III

                                           [a confidential portion of which has been
                                           omitted and filed separately with the
                                           Securities and Exchange Commission]


Page 26
                                                        INDEX TO EXHIBITS

                                                                                        Page No.

                                    (33)   Employment Letter Agreement between          Reference is made to Exhibit
                                           National Service Industries, Inc. and        10(iii)A(1) of registrant's Form 10-Q
                                           George H. Gilmore, Jr., Dated May 5, 1999.   for the quarter ended May 31, 1999,
                                                                                        which is incorporated herein by
                                                                                        reference.

                                    (34)   Severance Protection Agreements between      64
                                           National Service Industries, Inc. and
                                           (a)   Brock A. Hattox (September 9, 1996)
                                           (b)   George H. Gilmore, Jr. (June 1, 1999)

                                    (35)   Bonus Letter Agreements between National     80
                                           Service Industries, Inc. and
                                           (a)   Brock A. Hattox (September 9, 1996)
                                           (b)   George H. Gilmore, Jr. (June 1, 1999)

                                    (36)   Incentive Stock Option Agreement for         Reference is made to Exhibit
                                           Executive Officers Effective Beginning       10(iii)A(4) of registrant's Form 10-Q
                                           June 1, 1999 between National Service        for the quarter ended May 31, 1999,
                                           Industries, Inc. and George H. Gilmore, Jr.  which is incorporated herein by reference.

                                    (37)   Nonqualified Stock Option Agreement for      Reference is made to Exhibit
                                           Executive Officers Effective Beginning       10(iii)A(5) of registrant's Form 10-Q
                                           June 1, 1999 between National Service        for the quarter ended May 31, 1999,
                                           Industries, Inc. and George H. Gilmore, Jr.  which is incorporated herein by reference.

                                    (38)   Aspiration Achievement Incentive Award       Reference is made to Exhibit
                                           Agreement for the Performance Cycle          10(iii)A(6) of registrant's Form 10-Q
                                           beginning September 1, 1997 between          for the quarter ended May 31, 1999,
                                           National Service Industries, Inc. and        which is incorporated herein by
                                           George H. Gilmore, Jr., Dated June 1, 1999.  reference.

                                           [a confidential portion of which has been
                                           omitted and filed separately with the
                                           Securities and Exchange Commission]

                                    (39)   Aspiration Achievement Incentive Award       Reference is made to Exhibit
                                           Agreement for the Performance Cycle          10(iii)A(7) of registrant's Form 10-Q
                                           beginning September 1, 1998 between          for the quarter ended May 31, 1999,
                                           National Service Industries, Inc. and        which is incorporated herein by
                                           George H. Gilmore, Jr., Dated June 1, 1999.  reference.

                                           [a confidential portion of which has been
                                           omitted and filed separately with the
                                           Securities and Exchange Commission]


                                                                                                                         Page 27
                                                        INDEX TO EXHIBITS

                                                                                        Page No.

                                    (40)   Aspiration Achievement Incentive Award       83
                                           Agreements for the Performance Cycle
                                           beginning September 1, 1999 between
                                           National Service Industries, Inc. and
                                           (a)   James S. Balloun
                                           (b)   Brock A. Hattox
                                           (c)   David Levy
                                           (d)   Stewart A. Searle III
                                           (e)   George H. Gilmore, Jr.

                                           [a confidential portion of which has been
                                           omitted and filed separately with the
                                           Securities and Exchange Commission]

EXHIBIT 12                                 Ratio of Earnings to Fixed Charges           Reference is made to Exhibit 12 of
                                                                                        registrant's Form 10-Q for the quarter
                                                                                        ended November 30, 1998, which is
                                                                                        incorporated herein by reference.

EXHIBIT 13                                 Information Incorporated by Reference from   101
                                           Annual Report for the Year Ended August
                                           31, 1999

EXHIBIT 21                                 List of Subsidiaries                         125

EXHIBIT 23                                 Consent of Independent Public Accountants    126

EXHIBIT 24                                 Powers of Attorney                           127

EXHIBIT 27                                 Financial Data Schedule for the Year Ended   139
                                           August 31, 1999