Form 10-Q
period 1999-11-30
NATIONAL SERVICE INDUSTRIES INC
filed 2000-01-14
CIK 70538

Page 1 of 50
                                                    Index to Exhibits on Page 14

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1999.

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $1.00 Par Value - 40,699,192 shares as of December 31, 1999.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                   Page No.
                                                               ----------------

PART I.  FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEETS -
    NOVEMBER 30, 1999 AND AUGUST 31, 1999                               3

    CONSOLIDATED STATEMENTS OF INCOME -
    THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998                       4

    CONSOLIDATED STATEMENTS OF CASH FLOWS -
    THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998                       5

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         6-8

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL           9-11
           CONDITION AND RESULTS OF OPERATIONS

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT               11
           MARKET RISK

PART II.  OTHER INFORMATION

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          12

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             12

SIGNATURES                                                              13

EXHIBIT INDEX                                                           14

                                                                          Page 3

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                 (In thousands, except share and per-share data)
                                                                                          November 30,      August 31,
                                                                                              1999             1999
                                                                                        -----------------  -------------
ASSETS
Current Assets:
      Cash and cash equivalents                                                               $    1,469     $    2,254
      Receivables, less reserves for doubtful accounts of $7,566 at November 30,
        1999 and $6,306 at August 31, 1999                                                       356,915        382,188
      Inventories, at the lower of cost (on a first-in, first-out basis) or market               234,909        218,191
      Linens in service, net of amortization                                                      57,715         58,875
      Deferred income taxes                                                                        9,073         10,271
      Prepayments                                                                                 12,648          8,634
                                                                                        -----------------  -------------
           Total Current Assets                                                                  672,729        680,413
                                                                                        -----------------  -------------
Property, Plant, and Equipment, at cost:
      Land                                                                                        27,227         25,764
      Buildings and leasehold improvements                                                       187,602        186,776
      Machinery and equipment                                                                    603,958        587,719
                                                                                        -----------------  -------------
           Total Property, Plant, and Equipment                                                  818,787        800,259
      Less-Accumulated depreciation and amortization                                             431,893        417,946
                                                                                        -----------------  -------------
           Property, Plant, and Equipment-net                                                    386,894        382,313
                                                                                        -----------------  -------------
Other Assets:
      Goodwill and other intangibles                                                             546,537        551,995
      Other                                                                                       79,064         81,068
                                                                                        -----------------  -------------
           Total Other Assets                                                                    625,601        633,063
                                                                                        -----------------  -------------
                Total Assets                                                                  $1,685,224     $1,695,789
                                                                                        =================  =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Current maturities of long-term debt                                                    $      364     $      368
      Commercial paper, short-term                                                               120,474        102,539
      Notes payable                                                                               11,562         11,471
      Accounts payable                                                                           119,207        128,122
      Accrued salaries, commissions, and bonuses                                                  37,372         65,458
      Current portion of self-insurance reserves                                                   8,637          8,785
      Accrued taxes payable                                                                       13,807         12,203
      Other accrued liabilities                                                                   85,642         94,939
                                                                                        -----------------  -------------
           Total Current Liabilities                                                             397,065        423,885
                                                                                        -----------------  -------------
Long-Term Debt, less current maturities                                                          432,852        435,199
                                                                                        -----------------  -------------
Deferred Income Taxes                                                                             95,526         95,557
                                                                                        -----------------  -------------
Self-Insurance Reserves, less current portion                                                     38,710         38,828
                                                                                        -----------------  -------------
Other Long-Term Liabilities                                                                       86,965         86,446
                                                                                        -----------------  -------------

Stockholders' Equity:
      Series A participating  preferred stock, $.05 stated value, 500,000 shares authorized, none issued
      Preferred  stock,  no par value,  500,000 shares  authorized,  none issued
      Common stock,  $1 par value,  120,000,000  shares  authorized,  57,918,978
           shares issued                                                                          57,919         57,919
      Paid-in capital                                                                             30,427         29,055
      Retained earnings                                                                          987,837        976,461
      Accumulated other comprehensive income items                                                (9,336)        (9,326)
                                                                                        -----------------  -------------
                                                                                               1,066,847      1,054,109
      Less-Treasury stock, at cost (17,228,036 shares at November 30, 1999 and
           17,449,752 shares at August 31, 1999)                                                 432,741        438,235
                                                                                        -----------------  -------------
         Total Stockholders' Equity                                                              634,106        615,874
                                                                                        -----------------  -------------
                Total Liabilities and Stockholders' Equity                                    $1,685,224     $1,695,789
                                                                                        =================  =============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (In thousands, except per-share data)


                                                         THREE MONTHS ENDED
                                                            NOVEMBER 30
                                                   -----------------------------
                                                        1999            1998
                                                   -------------   -------------

Sales and Service Revenues:
      Net sales of products                        $    542,294    $     443,457
      Service revenues                                   77,716           75,469
                                                   -------------   -------------
           Total Revenues                               620,010          518,926
                                                   -------------   -------------

Costs and Expenses:
      Cost of products sold                              327,152         261,701
      Cost of services                                    45,134          43,737
      Selling and administrative expenses                193,733         170,207
      Interest expense, net                                9,986           2,342
      Other expense, net                                   4,153               9
                                                   -------------   -------------
           Total Costs and Expenses                      580,158         477,996
                                                   -------------   -------------

Income before Provision for Income Taxes                  39,852          40,930

Provision for Income Taxes                                15,462          15,226
                                                   -------------   -------------

Net Income                                         $      24,390   $      25,704
                                                   =============   =============

Per Share:
      Basic earnings per share                     $         .60   $         .62
                                                   =============   =============
      Basic Weighted Average Number
      of Shares Outstanding                               40,584          41,407
                                                   =============   =============

      Diluted earnings per share                   $         .60   $         .62
                                                   =============   =============
      Diluted Weighted Average
      Number of Shares Outstanding                        40,686          41,614
                                                   =============   =============













The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                          Page 5
               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)
                                                                                                        THREE MONTHS ENDED
                                                                                                           NOVEMBER 30
                                                                                                   ---------------------------
                                                                                                       1999          1998
                                                                                                   ------------- -------------

Cash Provided by (Used for) Operating Activities
      Net income                                                                                        $ 24,390      $ 25,704
      Adjustments  to  reconcile  net income to net cash  provided by (used for)operating activities:
           Depreciation and amortization                                                                  21,210        14,444
           Provision for losses on accounts receivable                                                     1,315         1,430
           Gain on the sale of property, plant, and equipment                                               (434)          (60)
           Gain on the sale of business                                                                     (186)            -
           Change in noncurrent deferred income taxes                                                      2,614          (853)
           Change in assets and liabilities net of effect of acquisitions and divestitures-
                Receivables                                                                               27,853         3,445
                Inventories and linens in service, net                                                   (15,264)      (15,768)
                Deferred income taxes                                                                      1,754         2,681
                Prepayments and other                                                                     (3,700)       (5,420)
                Accounts payable and accrued liabilities                                                 (30,270)       19,153
                Self-insurance reserves and other long-term liabilities                                      426         1,234
                                                                                                   ------------- ---------------
                      Net Cash Provided by Operating Activities                                           29,708        45,990
                                                                                                   ------------- ---------------

Cash Provided by (Used for) Investing Activities
      Purchases of property, plant, and equipment                                                        (21,792)      (15,284)
      Sale of property, plant, and equipment                                                                 783           362
      Acquisitions                                                                                       (14,030)      (28,498)
      Change in other assets                                                                                 693         2,019
                                                                                                   ------------- ---------------
           Net Cash Used for Investing Activities                                                        (34,346)      (41,401)
                                                                                                   ------------- ---------------

Cash Provided by (Used for) Financing Activities
      Proceeds from notes payable, net                                                                        91           374
      Repayments of commerical paper, net (less than 90 days)                                            (73,931)            -
      Proceeds from issuances of commerical paper (greater than 90 days)                                  89,801             -
      Borrowings of long-term debt                                                                            -         28,003
      Repayments of long-term debt                                                                          (286)          (19)
      Issuances (purchases) of treasury stock, net                                                         1,199        (7,270)
      Cash dividends paid                                                                                (13,014)      (12,853)
                                                                                                   ------------- ---------------
           Net Cash Provided by Financing Activities                                                       3,860         8,235
                                                                                                   ------------- ---------------

Effect of Exchange Rate Changes on Cash                                                                       (7)           71
                                                                                                   ------------- ---------------

Net Change in Cash and Cash Equivalents                                                                     (785)       12,895

Cash and Cash Equivalents at Beginning of Period                                                           2,254        19,146
                                                                                                   ------------- ---------------

Cash and Cash Equivalents at End of Period                                                              $  1,469      $ 32,041
                                                                                                   ============= ===============

Supplemental Cash Flow Information:
      Income taxes paid (received) during the period                                                    $  9,207      $    (419)
      Interest paid during the period                                                                      5,511          2,742

Noncash Investing and Financing Activities:
      Treasury shares issued under long-term incentive plan                                             $  5,667      $      -
      Noncash aspects of acquisitions--
           Liabilities assumed or incurred                                                              $     24      $   5,418
           Treasury stock issued                                                                              -             845

The accompanying notes to consolidated financial statements are an integral part of these statements.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES  TO  CONSOLIDATED   FINANCIAL   STATEMENTS   (Unaudited)
                (In thousands, except share and per-share data)

1.    BASIS OF PRESENTATION

The interim consolidated financial statements included herein have been prepared by the company without audit and the condensed consolidated balance sheet as of August 31, 1999 has been derived from audited statements. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of November 30, 1999, the consolidated results of operations for the three months ended November 30, 1999 and 1998, and the consolidated cash flows for the three months ended November 30, 1999 and 1998. Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999.

The results of operations for the three months ended November 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year because the company's revenues and income are generally higher in the second half of its fiscal year and because of the uncertainty of general business conditions.

2.    BUSINESS SEGMENT INFORMATION

                                                                             Depreciation        Capital
                                                 Sales and     Operating          and          Expenditures
                                                  Service        Profit       Amortization       Including
Three Months Ended November 30, 1999             Revenues        (Loss)         Expense        Acquisitions
                                               -------------- ------------- ----------------- ----------------

Lighting Equipment                                  $367,595      $ 35,287          $ 12,406         $ 24,904
Chemical                                             119,901         8,622             2,712            1,334
Textile Rental                                        77,716         5,128             3,752            3,568
Envelope                                              54,798         3,068             1,781            4,347
                                                ------------- ------------- ----------------- ----------------
                                                     620,010        52,105            20,651           34,153
Corporate                                                           (2,267)              559            1,669
Interest expense, net                                               (9,986)
                                                ------------- ------------- ----------------- ----------------
Total                                               $620,010      $ 39,852          $ 21,210         $ 35,822
                                                ============= ============= ================= ================

                                                                              Depreciation        Capital
                                                 Sales and     Operating          and          Expenditures
                                                  Service        Profit       Amortization       Including
Three Months Ended November 30, 1998             Revenues        (Loss)         Expense        Acquisitions
                                               -------------- ------------- ----------------- ----------------
Lighting Equipment                                  $284,077      $ 29,479          $  6,458         $ 33,311
Chemical                                             116,744         8,536             2,445            2,307
Textile Rental                                        75,469         6,719             3,632            5,748
Envelope                                              42,636         3,536             1,400            2,369
                                               -------------- ------------- ----------------- ----------------
                                                     518,926        48,270            13,935           43,735
Corporate                                                           (4,998)              509               47
Interest expense, net                                               (2,342)
                                               -------------- ------------- ----------------- ----------------
Total                                               $518,926      $ 40,930          $ 14,444         $ 43,782
                                               ============== ============= ================= ================

                                                              Identifiable Assets


                                               ------------------------    -------------------
                                                  November 30, 1999         August 31, 1999
                                               ------------------------    -------------------

Lighting Equipment                                          $1,061,228              $1,073,936
Chemical                                                       229,998                 233,461
Textile Rental                                                 205,238                 203,509
Envelope                                                       141,994                 139,755
                                               ------------------------    -------------------
        Subtotal                                             1,638,458               1,650,661
Corporate                                                       46,766                  45,128
                                               ------------------------    -------------------
        Total                                               $1,685,224              $1,695,789
                                               ========================    ===================



                                                                          Page 7
3.   INVENTORIES

Major classes of inventory as of November 30, 1999 and August 31, 1999 were as follows:

                                              November 30,            August 31,
                                                  1999                   1999
                                             ------------          -------------

Raw Materials and Supplies                   $     97,176          $      99,249
Work-in-Process                                    18,709                 16,718
Finished Goods                                    119,024                102,224
                                             ------------          -------------
     Total                                   $    234,909          $     218,191
                                             ============          =============


4.    EARNINGS PER SHARE

The company  accounts  for  earnings  per share  using  Statement  of  Financial
Accounting Standards ("SFAS") No. 128, "Earnings per Share." Under this statement, basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that could occur if dilutive options were exercised. The following table calculates basic earnings per common share and diluted earnings per common share at November 30:

                                                                             Three Months Ended
                                                                                November 30
                                                                       -------------------------------
                                                                           1999              1998
                                                                       -------------      ------------
Basic earnings per common share:
      Net income                                                       $      24,390      $     25,704
      Basic weighted average shares outstanding (in thousands)                40,584            41,407
                                                                       -------------      ------------
      Basic earnings per common share                                  $         .60      $        .62
                                                                       =============      ============

Diluted earnings per common share:
      Net income                                                       $      24,390          $ 25,704

      Basic weighted average shares outstanding (in thousands)                40,584            41,407
           Add - Shares of common stock issuable upon
           assumed exercise of dilutive stock options (in thousands)             102               207
                                                                       -------------      ------------
      Diluted weighted average shares outstanding (in thousands)              40,686            41,614
                                                                       -------------      ------------
      Diluted earnings per common share                                $         .60      $        .62
                                                                       =============      ============

5.    COMPREHENSIVE INCOME

The company adopted SFAS No. 130, "Reporting Comprehensive Income," in the first quarter of fiscal 1999. SFAS No. 130 requires the reporting of a measure of all changes in equity of an entity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) for the quarters ended November 30, 1999 and 1998 includes only foreign currency translation adjustments. The calculation of comprehensive income is as follows:

                                                 Three Months Ended
                                                     November 30
                                             ----------------------------
                                                 1999             1998
                                             -----------      -----------

Net income                                   $    24,390        $  25,704
Other comprehensive income (loss)                    (10)           2,033
                                             -----------      -----------
      Comprehensive Income                   $    24,380         $ 27,737
                                             ===========      ===========

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

The company's environmental reserves, which are included in current liabilities, totaled $10,900 and $11,000 at November 30, 1999 and August 31, 1999, respectively. The actual cost of environmental issues may be substantially lower or higher than that reserved due to the difficulty in estimating such costs, potential changes in the status of government regulations, and the inability to determine the extent to which contributions will be available from other parties. The company does not believe that any amount of such costs below or in excess of that accrued is reasonably estimable.

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

The company is currently a party to, or otherwise involved in, legal proceedings in connection with several state and federal Superfund sites, two of which are located on property owned by the company. Except for the Crymes Landfill and M&J Solvents matters in Georgia, the company believes its liability is de minimis at each of the sites which it does not own where it has been named as a PRP. At the Crymes Landfill and M&J Solvents sites in Georgia, since the matters are currently in the investigative phase, the company does not know whether its liability is de minimis but believes that its exposure at each of the sites is not likely to result in a material adverse effect on the company due to its limited involvement at the sites and the number of viable PRPs. For property which the company owns on Seaboard Industrial Boulevard in Atlanta, Georgia, the company has conducted an investigation on its and adjoining properties and submitted a Compliance Status Report ("CSR") to the State of Georgia Environmental Protection Division ("EPD") pursuant to the Georgia Hazardous Site Response Act. Until EPD's review and approval of the CSR are completed, which are not subject to a deadline, the company will not be able to determine if remediation will be required, if the company will be solely responsible for the cost of such remediation, or whether such cost is likely to result in a material adverse effect on the company. For property which the company owns on East Paris Street in Tampa, Florida, the company has been requested by the State of Florida to clean up chlorinated solvent contamination in the groundwater on the property and on surrounding property known as Seminole Heights Solvent Site and to reimburse approximately $430 of costs already incurred by the State of Florida in connection with such contamination. The company believes that it has a strong defense due to likely off-site sources of the contamination and because contamination from the property, if any, was due to prior owners and not the company's operations. At this time, it is too early to quantify the company's potential exposure or the likelihood of an adverse result.

The company is currently evaluating emissions of volatile organic compounds from its manufacturing operations in the Atlanta, Georgia area to determine whether it will need to install pollution control equipment or modify its operations to comply with federal and state air pollution regulations. Until the current evaluations are completed, the company is not able to quantify the possible cost of compliance. However, based upon currently available information, the company does not expect that any material expenditures will be required to achieve compliance.

In connection with the sale of the North Bros. business and 29 of the company's textile rental plants in 1997, the company has retained environmental liabilities arising from events occurring prior to the closing, subject to certain exceptions. The company has received notice from the buyer of the textile rental plants of the alleged presence of perchloroethylene contamination on one of the properties involved in the sale. The company has since asserted an indemnification claim against the company from which it bought the property. The prior owner is currently conducting an investigation of the contamination at its expense, subject to a reservation of rights. At this time, it is too early to quantify the company's potential exposure in this matter, the likelihood of an adverse result, or the possibility that the company may be fully or partially indemnified.

The State of New York has filed a lawsuit against the company alleging that the company is responsible as a successor to Serv-All Uniform Rental Corp. for past and future response costs in connection with the release or threatened release of hazardous substances at and from the Blydenburgh Landfill in Islip, New York. The company believes that it is not a successor to Serv-All Uniform Rental Corp. and therefore has no liability with respect to the Blydenburgh Landfill, and it has responded to the lawsuit accordingly. At this stage of the litigation, it is too early to quantify the company's potential exposure or the likelihood of an adverse result.

7.    INCREASE IN SHARES AUTHORIZED UNDER LONG-TERM ACHIEVEMENT INCENTIVE PLAN

On January 5, 2000, the stockholders approved an amendment to the National Service Industries, Inc. Long-Term Achievement Incentive Plan for the benefit of officers and other key employees of the company. In addition to other modifications, the amendment increases the number of shares authorized for issuance under the plan from 1,750,000 to 5,750,000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes.


National Service Industries is a diversified service and manufacturing company operating in four segments: lighting equipment, chemicals, textile rental, and envelopes. The company continued to be in solid financial condition at November 30, 1999. Net working capital was $275.7 million, up from $256.5 million at August 31, 1999, and the current ratio was 1.7 compared with 1.6 at August 31, 1999. At November 30, 1999, the company's percentage of debt to total capitalization remained constant at 47.1 percent.

Results of Operations

National Service Industries generated quarterly revenue of $620.0 million in the first quarter of fiscal 2000 compared with quarterly revenue of $518.9 million in the first quarter of fiscal 1999. The increase was primarily due to acquired revenue in the lighting equipment and envelope segments. The lighting equipment segment purchased Holophane Corporation ("Holophane") in July 1999 and certain assets of Peerless Corporation ("Peerless") in April 1999. In addition, the envelope segment purchased substantially all of Gilmore Envelope in February 1999. For the quarter, these acquisitions generated a combined $85.0 million of revenue that was not included in prior year results. Excluding acquisitions, revenue increases related to growth in the company's core businesses primarily in the lighting equipment, chemical, and envelope segments.

First quarter net income decreased by 5.1 percent, or $1.3 million, from $25.7 million, or $.62 per basic and diluted share, for the quarter ended November 30, 1998 to $24.4 million, or $.60 per basic and diluted share. Income from acquisitions not included in prior year results and a decrease in corporate expenses positively impacted earnings during the first quarter. However, these items were more than offset by increased interest expense on borrowings and amortization expense related to recent acquisitions, a charge for closing a manufacturing facility in the lighting equipment segment, and operating profit decreases in the textile rental and envelope segments.

The lighting equipment segment reported record first quarter revenue of $367.6 million, an increase of 29.4 percent over last year's first quarter revenue of $284.1 million. This increase resulted primarily from the acquisitions of Holophane and Peerless. Additionally, continued strength in the non-residential construction market had a positive impact on first quarter lighting equipment revenue resulting in growth in the segment's core business. Operating profit increased 19.7 percent to $35.3 million driven by contributions from Holophane and Peerless, offset somewhat by a $1.0 million pretax charge for closing a manufacturing facility in California.

First quarter chemical segment revenue of $119.9 million increased 2.7 percent from last year's $116.7 million, primarily due to higher revenue from international locations and continued growth in the retail channel. Operating profit increased 1.0 percent to $8.6 million primarily as a result of the increase in revenue.

Textile rental segment revenue, representing all of the company's service revenues, increased 3.0 percent to $77.7 million. The current year increase was primarily related to acquired revenue and increased revenue in the segment's base business resulting from price increases and improved customer retention. Operating profit decreased $1.6 million from $6.7 million in the first quarter of fiscal 1999 to $5.1 million in the first three months of fiscal 2000. Higher delivery costs, the negative impact of two hurricanes, and contract wage increases for production employees more than offset the increase in revenue. Excluding unusual items in both periods, operating profit decreased 8.3 percent. During the quarter, fiscal 1997 restructuring reserves were reduced by payments of $.2 million and $.1 million related to severance and union related costs and exit costs, respectively.

Envelope segment revenue increased 28.5 percent to $54.8 million, while operating profit decreased 13.2 percent to $3.1 million from the prior year's $3.5 million. Revenue increased due to additional sales resulting from the Gilmore Envelope acquisition and continued volume growth in the base business. Operating margins decreased from 8.3 percent during the first quarter of fiscal 1999 to 5.6 percent in the first quarter of fiscal 2000 as a result of lower average margins from prior year acquisitions, higher paper prices which were passed on to customers, and depreciation from a new enterprise resource planning system.

Corporate expenses decreased to $2.3 million primarily due to lower incentive compensation expense. Net interest expense increased $7.6 million to $10.0 million in the quarter ended November 30, 1999 as a result of increased borrowings to finance acquisitions. Additionally, the provision for income taxes was 38.8 percent of pretax income for the quarter compared with 37.2 percent in the prior-year period primarily due to goodwill acquired in the Holophane purchase, which is not deductible for tax purposes.

Liquidity and Capital Resources

Operating Activities

Operations provided cash of $29.7 million during the first quarter of fiscal 2000 compared with $46.0 million during the first quarter of fiscal 1999. The 2000 cash flow was lower primarily because of a decrease in current liabilities related to incentive plan payments and decreases in accounts payable. These payments were offset somewhat by a decrease in accounts receivable, primarily in the lighting equipment segment.

Investing Activities

Investing activities used cash of $34.3 million for the three months ended November 30, 1999 compared with cash used of $41.4 million in the three months ended November 30, 1998. The change in investing cash flows relates primarily to a decrease in acquisition spending from $28.5 million during the prior-year first quarter to $14.0 million during the first three months of fiscal 2000. Acquisition spending during the first quarter of fiscal 2000 related primarily to Holophane. The company purchased Holophane in July 1999 for approximately $470.8 million, including approximately $20 million for the payoff of Holophane's existing debt. Of the total purchase price, $454.6 million was paid during fiscal 1999 and $13.2 million was paid during the first quarter of the current year, which was primarily for the purchase of the remaining tendered Holophane shares. Other acquisition spending during the first quarter related to several minor purchases in the textile rental segment. Prior year acquisition spending of $28.5 million was primarily due to the lighting equipment segment's purchase of certain assets of GTY Industries, a manufacturer of architectural-grade light fixtures for landscape, in-grade, and underwater applications.

Capital expenditures were $21.8 million in the first three months of fiscal 2000, compared with $15.3 million in the first three months of fiscal 1999. Capital spending during the first quarter of fiscal 2000 was primarily attributable to the lighting equipment, envelope, and textile rental segments. The lighting equipment segment invested in land, buildings, and equipment for a new plant in Mexico and in manufacturing upgrades and improvements. Capital expenditures in the envelope segment related primarily to new folding capacity. The textile rental segment's expenditures related to replacing old equipment and delivery truck refurbishments. The lighting equipment segment's capital expenditures in the prior-year first quarter related to upgrading of old tooling equipment as well as purchases of new tooling equipment for capacity expansion. Textile rental segment expenditures were for implementation of new technology, production enhancements, and delivery truck purchases and refurbishments. The envelope segment's expenditures related primarily to new folding capacity, manufacturing process improvements, and information systems. Management believes current cash balances, anticipated cash flows from operations, and available funds from the commercial paper program or the committed credit facilities, and the complementary lines of credit are sufficient to meet the company's planned level of capital spending and general operating cash requirements for the next twelve months.

Financing Activities

Cash provided by financing activities was $3.9 million in the first quarter of fiscal 2000 compared with cash provided of $8.2 million in the first quarter of fiscal 1999. For the quarter ended November 30, 1999, the company increased net borrowings by $15.7 million primarily under its commercial paper program, compared with additional net borrowings of $28.4 million in the first quarter of fiscal 1999. Current year borrowings were used for general corporate purposes, including working capital requirements, capital expenditures, and financing acquisitions. At November 30, 1999 and August 31, 1999, approximately $250 million in commercial paper was classified as long-term as the company has the ability and the intent to refinance the commercial paper on a long-term basis when market conditions are appropriate. Funds borrowed during the first quarter of fiscal 1999 were used primarily to finance acquisitions, share repurchases, and internal growth. Net cash received in connection with issuances of treasury stock provided cash of $1.2 million in the current quarter while net purchases of treasury stock used cash of $7.3 million in the same quarter of the prior year. The company suspended its share repurchase program in the third quarter of fiscal 1999. Although the company has a standing annual authorization to repurchase 2.0 million shares plus the number of new shares issued in any one year, the company does not plan to purchase additional shares until its debt to capitalization is within the company's stated objective of 30 to 40 percent. Dividend payments totaled $13.0 million, or 32 cents per share, compared with $12.9 million, or 31 cents per share, for the prior-year period. On January 5, 2000, the regular quarterly dividend rate was increased 3.1 percent to 33 cents per share, or an annual calendar year rate of $1.32 per share.

Environmental Matters

See  Note  6:   Environmental   Matters  for  a  discussion   of  the  company's
environmental issues.

                                                                         Page 11
Impact of the Year 2000 Issue

The "Year 2000 Issue" resulted from the use of two digits rather than four digits to define the applicable year in certain computer programs. With the millennium, any of the company's computer programs that had two-digit date-sensitive software could have interpreted a date of "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculation causing disruption of the operation of computer hardware and software, as well as intelligent manufacturing equipment and processes, and telephony.

Management addressed the Year 2000 Issue in four phases: awareness, assessment, action plan, and plan implementation. All phases of the plan were complete and all mission  critical  systems were in  compliance  prior to the end of calendar year 1999. The total cost incurred in connection with the Year 2000 Issue was approximately $6 million and was funded through operating cash flows. Approximately one-third of the total cost reflected the redeployment of existing internal information technology resources and was not incremental to the company.

As of January 14, 2000, all of the company's mission critical systems have been tested and are fully operational. The company did not experience, nor does it expect to experience, significant disruptions to its mission critical systems related to the Year 2000 Issue. There can be no assurance, however, that such exposures or the costs of remediating any problems associated therewith will not materially affect the company's future business, financial condition, or results of operations.

Quantitative and qualitative disclosures about market risk

The company is exposed to market risks that may impact the Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows due to changing interest rates and foreign exchange rates. The company does not currently participate in any significant hedging activities, nor does it utilize any significant derivative financial instruments. The following discussion provides additional information regarding the company's market risks.

Interest Rates- Interest rate fluctuations expose the company's variable-rate debt to changes in interest expense and cash flows. The company's variable-rate debt, primarily commercial paper, amounted to $402.8 million at November 30, 1999. Based on outstanding borrowings at quarter end, a 10 percent adverse change in effective market interest rates at November 30, 1999 would result in additional annual after-tax interest expense of approximately $1.6 million. To address this risk, the company intends to refinance approximately $250 million of the outstanding commercial paper on a long-term, fixed-rate basis. Although a fluctuation in interest rates would not affect interest expense or cash flows related to the company's $160 million publicly traded notes, a 10 percent adverse change in effective market interest rates at November 30, 1999 would decrease the fair value of these notes to approximately $138.0 million.

Foreign Exchange Rates-The majority of the company's revenue, expense, and capital purchases are transacted in U.S. dollars. International operations during the first quarter of fiscal 2000, primarily in the lighting equipment and chemical segments, represented approximately 9.8 percent of sales and service revenues, 7.1 percent of operating profit (loss), and 8.6 percent of identifiable assets. The company does not believe a 10 percent fluctuation in average foreign currency rates would have a material effect on its consolidated financial statements or results of operations.

Cautionary Statement Regarding Forward-Looking Information

From time to time, the company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, capital expenditures, technological developments, new products, research and development activities, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Statements herein which may be considered forward-looking include: (a) statements made regarding the company's current expectations or beliefs with respect to the outcome and impact on the company's business, financial condition, or results of operations of the Year 2000 Issue and environmental issues and (b) statements made regarding management's intentions or expectations with regard to future earnings, projected capital expenditures, future cash flows, debt refinancing, share repurchases, and debt to capitalization objectives. The company notes that a variety of factors could cause the
company's   actual  results  and  experience  to  differ   materially  from  the
anticipated results or other expectations expressed in the company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the company's business include without limitation the following: (a) the uncertainty of general business and economic conditions, including the potential for a slowdown in non-residential construction awards, fluctuations in commodity and raw material prices, market demand for public debt, interest rate changes, and foreign currency fluctuations; and (b) the ability to achieve financing objectives and strategic initiatives, including but not limited to the achievement of synergies related to acquisitions and the achievement of sales growth across the business segments through a combination of increased pricing, enhanced sales force, new products, improved customer service, and acquisitions.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held January 5, 2000, all nominees for director were elected to the board without opposition and Arthur Andersen LLP was appointed as independent auditor for the current fiscal year. In addition, stockholders voted on the following:

                                                                                Votes Cast
                                                      ----------------------------------------------------------------
                                                          Affirmative               Negative            Abstentions

    Proposal to approve the amended and restated
    National Service Industries, Inc. Long-Term
    Achievement Incentive Plan                             23,995,265              3,988,112            989,912



Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits are listed on the Index to Exhibits (page 14).

(b) Form 8-K/A was filed on October 12, 1999 with regard to the acquisition of Holophane Corporation.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NATIONAL SERVICE INDUSTRIES, INC.
                                                 REGISTRANT


DATE  January 14, 2000                /s/ DAVID LEVY
                                                 DAVID LEVY
                                    EXECUTIVE VICE PRESIDENT, ADMINISTRATION
                                                 AND COUNSEL



DATE  January 14, 2000                /s/ BROCK HATTOX
                                               BROCK HATTOX
                                         EXECUTIVE VICE PRESIDENT AND
                                           CHIEF FINANCIAL OFFICER

Page 14

                                INDEX TO EXHIBITS


                                                                                                          Page No.


EXHIBIT 3                  (a)    By-Laws as Amended and Restated January 5, 2000                         15

EXHIBIT 10(iii)A           (1)    Second Amendment  to the National Service Industries, Inc. 1992         32
                                  Nonemployee Directors' Stock Option Plan, Dated January 5, 2000

                           (2)    Second Amendment of Aspiration Achievement Incentive Award Agreement    33
                                  for the Performance Cycle Ended August 31, 1999 between National
                                  Service Industries, Inc. and
                                  (a)   James S. Balloun
                                  (b)   Brock A. Hattox
                                  (c)   David Levy
                                  (d)   Stewart A. Searle III

                           (3)    Amendment of the Aspiration Achievement Incentive Award Agreement and   34
                                  Election Form for the Performance Cycle Ending August 31, 2000 between
                                  National Service Industries, Inc. and
                                  (a)   James S. Balloun
                                  (b)   George H. Gilmore, Jr.
                                  (c)   Brock A. Hattox
                                  (d)   David Levy
                                  (e)   Stewart A. Searle III

                           (4)    Amendment of the Aspiration Achievement Incentive Award Agreement for   39
                                  the Performance Cycle Ending August 31, 2001 between National Service
                                  Industries, Inc. and
                                  (a)   James S. Balloun
                                  (b)   George H. Gilmore, Jr.
                                  (c)   Brock A. Hattox
                                  (d)   David Levy
                                  (e)   Stewart A. Searle III

                                  [a confidential portion of which has been omitted and filed separately with the Securities and Exchange Commission]

                           (5)    National Service Industries, Inc. Long-Term Achievement Incentive Plan  Reference is made to
                                  as Amended and Restated, Effective as of January 5, 2000                Exhibit A of registrant's
                                                                                                          Schedule 14A as filed with
                                                                                                          the  Commission on
                                                                                                          November 22, 1999, which
                                                                                                          is incorporated herein by
                                                                                                          reference.

EXHIBIT 27                        Financial Data Schedule                                                 50