Form 10-Q
period 2000-02-29
NATIONAL SERVICE INDUSTRIES INC
filed 2000-04-14
CIK 70538

Page 1 of 40
                                                    Index to Exhibits on Page 15

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

 [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2000.

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

Common Stock - $1.00 Par Value - 40,726,493 shares as of March 31, 2000

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                     Page No.
                                                                ----------------

PART I.  FINANCIAL INFORMATION

  ITEM 1.FINANCIAL STATEMENTS

            CONSOLIDATED BALANCE SHEETS -
            FEBRUARY 29, 2000 AND AUGUST 31, 1999                       3

            CONSOLIDATED STATEMENTS OF INCOME -
            THREE MONTHS AND SIX MONTHS ENDED
            FEBRUARY 29, 2000 AND FEBRUARY 28, 1999                     4

            CONSOLIDATED STATEMENTS OF CASH FLOWS -
            SIX MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999    5

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 6-9

  ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                          10-12

  ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                   12

PART II. OTHER INFORMATION

  ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K                              13

SIGNATURES                                                             14

EXHIBIT INDEX                                                          15

                                                                          Page 3


               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                 (In thousands, except share and per-share data)
                                                                                          February 29,      August 31,
                                                                                              2000             1999
                                                                                        -----------------  -------------

ASSETS
Current Assets:
      Cash and cash equivalents                                                               $    1,483     $    2,254
      Receivables, less reserves for doubtful accounts of $7,275 at February 29,
           2000 and $6,306 at August 31, 1999                                                    377,441        382,188
      Inventories, at the lower of cost (on a first-in, first-out basis) or market               243,276        218,191
      Linens in service, net of amortization                                                      56,988         58,875
      Deferred income taxes                                                                       11,643         10,271
      Prepayments                                                                                 14,838          8,634
                                                                                        -----------------  -------------
           Total Current Assets                                                                  705,669        680,413
                                                                                        -----------------  -------------

Property, Plant, and Equipment, at cost:
      Land                                                                                        28,193         25,764
      Buildings and leasehold improvements                                                       191,949        186,776
      Machinery and equipment                                                                    614,720        587,719
                                                                                        -----------------  -------------
           Total Property, Plant, and Equipment                                                  834,862        800,259
      Less-Accumulated depreciation and amortization                                             438,117        417,946
                                                                                        -----------------  -------------
           Property, Plant, and Equipment-net                                                    396,745        382,313
                                                                                        -----------------  -------------

Other Assets:
      Goodwill and other intangibles                                                             545,376        551,995
      Other                                                                                       77,308         81,068
                                                                                        -----------------  -------------
           Total Other Assets                                                                    622,684        633,063
                                                                                        -----------------  -------------
                Total Assets                                                                  $1,725,098     $1,695,789
                                                                                        =================  =============

LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
      Current maturities of long-term debt                                                    $      324     $      368
      Commercial paper, short-term                                                               172,050        102,539
      Notes payable                                                                               11,474         11,471
      Accounts payable                                                                           126,688        128,122
      Accrued salaries, commissions, and bonuses                                                  35,241         65,458
      Current portion of self-insurance reserves                                                   9,108          8,785
      Accrued taxes payable                                                                            -         12,203
      Other accrued liabilities                                                                   75,539         94,939
                                                                                        -----------------  -------------
           Total Current Liabilities                                                             430,424        423,885
                                                                                        -----------------  -------------

Long-Term Debt, less current maturities                                                          434,007        435,199
                                                                                        -----------------  -------------
Deferred Income Taxes                                                                             95,517         95,557
                                                                                        -----------------  -------------
Self-Insurance Reserves, less current portion                                                     37,158         38,828
                                                                                        -----------------  -------------
Other Long-Term Liabilities                                                                       85,892         86,446
                                                                                        -----------------  -------------

Stockholders' Equity:
      Series A participating  preferred stock, $.05 stated value, 500,000 shares authorized, none issued
      Preferred  stock,  no par value,  500,000 shares  authorized,  none issued
      Common stock,  $1 par value,  120,000,000  shares  authorized,  57,918,978
           shares issued                                                                          57,919         57,919
      Paid-in capital                                                                             30,451         29,055
      Retained earnings                                                                          994,683        976,461
      Accumulated other comprehensive income items                                                (9,086)        (9,326)
                                                                                        -----------------  -------------
                                                                                               1,073,967      1,054,109
      Less-Treasury stock, at cost (17,192,485 shares at February 29, 2000 and
           17,449,752 shares at August 31, 1999)                                                 431,867        438,235
                                                                                        -----------------  -------------
           Total Stockholders' Equity                                                            642,100        615,874
                                                                                        -----------------  -------------
                Total Liabilities and Stockholders' Equity                                    $1,725,098     $1,695,789
                                                                                        =================  =============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (In thousands, except per-share data)


                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                     ------------------------------   -----------------------------
                                                     February 29,    February 28,     February 29,   February 28,
                                                         2000            1999             2000           1999
                                                     -------------- ---------------   -------------- --------------


Sales and Service Revenues:
      Net sales of products                          $     527,994  $      436,564    $   1,070,288  $     880,021
      Service revenues                                      77,419          73,795          155,135        149,264
                                                     -------------- ---------------   -------------- --------------
           Total Revenues                                  605,413         510,359        1,225,423      1,029,285
                                                     -------------- ---------------   -------------- --------------

Costs and Expenses:
      Cost of products sold                                319,985         263,394          647,137        525,095
      Cost of services                                      44,805          45,608           89,939         89,345
      Selling and administrative expenses                  192,981         165,743          386,714        335,950
      Interest expense, net                                 10,527           2,537           20,513          4,879
      Gain on sale of businesses                              (170)         (3,511)            (356)        (3,511)
      Restructuring expense, asset impairments,
           and other charges                                     -          (2,216)               -         (2,216)
      Other expense (income), net                            4,155            (623)           8,494           (614)
                                                     -------------- ---------------   -------------- --------------
           Total Costs and Expenses                        572,283         470,932        1,152,441        948,928
                                                     -------------- ---------------   -------------- --------------

Income before Provision for Income Taxes                    33,130          39,427           72,982         80,357

Provision for Income Taxes                                  12,854          14,665           28,316         29,891
                                                     -------------- ---------------   -------------- --------------

Net Income                                           $      20,276  $       24,762    $      44,666  $      50,466
                                                     ============== ===============   ============== ==============

Per Share:
      Basic Earnings per Share                       $         .50  $          .60    $        1.10  $        1.22
                                                     ============== ===============   ============== ==============
      Basic Weighted Average Number
      of Share Outstanding                                  40,711          41,046           40,641         41,219
                                                     ============== ===============   ============== ==============

      Diluted Earnings per Share                     $         .50  $          .60    $        1.10  $        1.22
                                                     ============== ===============   ============== ==============
      Diluted Weighted Average Number
      of Shares Outstanding                                 40,737          41,227           40,721         41,412
                                                     ============== ===============   ============== ==============




The accompanying notes to consolidated financial statements are an integral part of these statements.


               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)
                                                                                                       SIX MONTHS ENDED
                                                                                                --------------------------------
                                                                                                February 29,     February 28,
                                                                                                    2000             1999
                                                                                                --------------   --------------

Cash Provided by (Used for) Operating Activities
      Net income                                                                                $      44,666    $     50,466
      Adjustments  to  reconcile  net income to net cash  provided by (used for)
      operating activities:
           Depreciation and amortization                                                               42,493          28,988
           Provision for losses on accounts receivable                                                  2,047           2,055
           Gain on the sale of property, plant, and equipment                                          (1,024)           (410)
           Gain on the sale of business                                                                  (356)         (3,511)
           Restructuring expense, asset impairments, and other charges                                      -          (2,216)
           Change in noncurrent deferred income taxes                                                   2,250             941
           Change in assets and liabilities net of effect of acquisitions and divestitures-
                Receivables                                                                             7,083           4,883
                Inventories and linens in service, net                                                (22,185)         (8,990)
                Deferred income taxes                                                                    (817)          2,406
                Prepayments and other                                                                  (4,760)         (2,473)
                Accounts payable and accrued liabilities                                              (45,856)        (24,359)
                Self-insurance reserves and other long-term liabilities                                (2,614)          4,623
                                                                                                --------------   -------------
                      Net Cash Provided by Operating Activities                                        20,927          52,403
                                                                                                --------------   -------------

Cash Provided by (Used for) Investing Activities
      Purchases of property, plant, and equipment                                                     (47,443)        (31,973)
      Sale of property, plant, and equipment                                                            2,094             931
      Sale of businesses                                                                                    -             631
      Acquisitions                                                                                    (21,533)        (39,234)
      Change in other assets                                                                            1,300            (384)
                                                                                                --------------   -------------
           Net Cash Used for Investing Activities                                                     (65,582)        (70,029)
                                                                                                --------------   -------------

Cash Provided by (Used for) Financing Activities
      Proceeds from notes payable, net                                                                      -           2,738
      Issuances of commerical paper, net (less than 90 days)                                           51,045               -
      Issuances of commerical paper (greater than 90 days)                                            140,551               -
      Repayments of commerical paper (greater than 90 days)                                          (122,750)              -
      Borrowings of long-term debt                                                                          -         187,582
      Repayments of long-term debt                                                                       (568)        (80,037)
      Issuances (purchases) of treasury stock, net                                                      2,098         (23,535)
      Cash dividends paid                                                                             (26,444)        (25,952)
                                                                                                --------------   -------------
           Net Cash Provided by Financing Activities                                                   43,932          60,796
                                                                                                --------------   -------------

Effect of Exchange Rate Changes on Cash                                                                   (48)            110
                                                                                                --------------   -------------

Net Change in Cash and Cash Equivalents                                                                  (771)         43,280

Cash and Cash Equivalents at Beginning of Period                                                        2,254          19,146
                                                                                                --------------   -------------

Cash and Cash Equivalents at End of Period                                                      $       1,483    $     62,426
                                                                                                ==============   =============

Supplemental Cash Flow Information:
      Income taxes paid during the period                                                       $      41,932    $     25,941
      Interest paid during the period                                                                  19,677           5,906

Noncash Investing and Financing Activities:
      Treasury shares issued under long-term incentive plan                                     $       5,667               -
      Noncash aspects of sale of businesses--
           Receivables recorded                                                                             -    $        396
           Liabilities assumed                                                                              -             326
      Noncash aspects of acquisitions--
           Liabilities assumed or incurred                                                      $       1,219    $     12,027
           Treasury stock issued                                                                            -             845

The accompanying notes to consolidated financial statements are an integral part of these statements.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                (In thousands, except share and per-share data)

1.    BASIS OF PRESENTATION

The interim consolidated financial statements included herein have been prepared by the company without audit and the condensed consolidated balance sheet as of August 31, 1999 has been derived from audited statements. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of February 29, 2000, the consolidated results of operations for the three and six months ended February 29, 2000 and February 28, 1999, and the consolidated cash flows for the six months ended February 29, 2000 and February 28, 1999. Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999.

The results of operations for the three and six months ended February 29, 2000 are not necessarily indicative of the results to be expected for the full fiscal year because the company's revenues and income are generally higher in the second half of its fiscal year and because of the uncertainty of general business conditions.

2.    ACCOUNTING STANDARDS YET TO BE ADOPTED

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June of 1998 and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The company is in the process of evaluating the impact of adoption on the Consolidated Balance Sheets and Consolidated Statements of Income.

3.    BUSINESS SEGMENT INFORMATION

                                                                              Depreciation     Capital
                                                 Sales and     Operating          and        Expenditures
                                                  Service        Profit       Amortization    Including
Six Months Ended February 29, 2000               Revenues        (Loss)         Expense      Acquisitions
                                               -------------- -------------- -------------- --------------

Lighting Equipment                                $  721,691     $   64,300     $   24,646     $   40,610
Chemical                                             239,508         20,094          5,510          2,251
Textile Rental                                       155,135         11,434          7,556         15,024
Envelope                                             109,089          5,523          3,648          9,214
                                               -------------- -------------- -------------- --------------
                                                   1,225,423        101,351         41,360         67,099
Corporate                                                            (7,856)         1,133          1,877
Interest expense, net                                               (20,513)
                                               -------------- -------------- -------------- --------------
Total                                             $1,225,423     $   72,982     $   42,493     $   68,976
                                               ============== ============== ============== ==============

                                                                              Depreciation     Capital
                                                 Sales and     Operating          and        Expenditures
                                                  Service        Profit       Amortization    Including
Six Months Ended February 28, 1999               Revenues        (Loss)         Expense      Acquisitions
                                               -------------- -------------- -------------- --------------
Lighting Equipment                                $  556,665     $   53,313     $   12,911     $   39,741
Chemical                                             233,440         18,261          4,976          4,323
Textile Rental                                       149,264         15,934          7,265          9,296
Envelope                                              89,916          6,654          2,822         17,511
                                               -------------- -------------- -------------- --------------
                                                   1,029,285         94,162         27,974         70,871
Corporate                                                            (8,926)         1,014            336
Interest expense, net                                                (4,879)
                                               -------------- -------------- -------------- --------------
Total                                             $1,029,285     $   80,357     $   28,988     $   71,207
                                               ============== ============== ============== ==============

                                                                          Page 7

                                                                              Depreciation     Capital
                                                 Sales and     Operating          and        Expenditures
                                                  Service        Profit       Amortization    Including
Three Months Ended February 29, 2000             Revenues        (Loss)         Expense      Acquisitions
                                               -------------- -------------- -------------- --------------
Lighting Equipment                                $  354,096     $   29,013     $   12,240     $   15,706
Chemical                                             119,607         11,472          2,798            917
Textile Rental                                        77,419          6,306          3,804         11,456
Envelope                                              54,291          2,455          1,867          4,867
                                               -------------- -------------- -------------- --------------
                                                     605,413         49,246         20,709         32,946
Corporate                                                            (5,589)           574            208
Interest expense, net                                               (10,527)
                                               -------------- -------------- -------------- --------------
Total                                             $  605,413     $   33,130     $   21,283     $   33,154
                                               ============== ============== ============== ==============

                                                                              Depreciation     Capital
                                                 Sales and     Operating          and        Expenditures
                                                  Service        Profit       Amortization    Including
Three Months Ended February 28, 1999             Revenues        (Loss)         Expense      Acquisitions
                                               -------------- -------------- -------------- --------------
Lighting Equipment                                $  272,588     $   23,834     $    6,454     $    6,430
Chemical                                             116,696          9,725          2,531          2,016
Textile Rental                                        73,795          9,215          3,632          3,547
Envelope                                              47,280          3,118          1,422         15,142
                                               -------------- -------------- -------------- --------------
                                                     510,359         45,892         14,039         27,135
Corporate                                                            (3,928)           505            290
Interest expense, net                                                (2,537)
                                               -------------- -------------- -------------- --------------
Total                                             $  510,359     $   39,427     $   14,544     $   27,425
                                               ============== ============== ============== ==============


                                                          Identifiable Assets

                                                February 29, 2000       August 31, 1999
                                               -------------------    -------------------
Lighting Equipment                                      $1,080,589             $1,073,936
Chemical                                                   230,013                233,461
Textile Rental                                             214,517                203,509
Envelope                                                   147,664                139,755
                                               -------------------    -------------------
Subtotal                                                 1,672,783              1,650,661
Corporate                                                   52,315                 45,128
                                               -------------------    -------------------
Total                                                   $1,725,098             $1,695,789
                                               ===================    ===================


4.   INVENTORIES

Major classes of inventory as of February 29, 2000 and August 31, 1999 were as follows:

                                                February 29, 2000       August 31, 1999
                                               -------------------    -------------------

Raw Materials and Supplies                              $   87,275             $   99,249
Work-in-Process                                             11,612                 16,718
Finished Goods                                             144,389                102,224
                                               -------------------    -------------------
Total                                                   $  243,276             $  218,191
                                               ===================    ===================


5.    EARNINGS PER SHARE

The company  accounts  for  earnings  per share  using  Statement  of  Financial
Accounting Standards ("SFAS") No. 128, "Earnings per Share." Under this statement, basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that could occur if dilutive options were exercised. The following table calculates basic earnings per common share and diluted earnings per common share at February 29 and February 28:

Page 8

                                                                     Three Months Ended                    Six Months Ended
                                                               February 29,      February 28,      February 29,       February 28,
                                                                   2000              1999              2000               1999
                                                              ---------------    --------------   ---------------   ---------------
Basic earnings per common share:
 Net income                                                       $   20,276        $   24,762        $   44,666         $  50,466
 Basic weighted average shares outstanding (in thousands)             40,711            41,046            40,641            41,219
                                                              ---------------    --------------   ---------------   ---------------
 Basic earnings per common share                                  $      .50        $      .60        $     1.10         $    1.22
                                                              ===============    ==============   ===============   ===============

Diluted earnings per common share:
 Net income                                                       $   20,276        $   24,762        $   44,666         $  50,466

 Basic weighted average shares outstanding (in thousands)             40,711            41,046            40,641            41,219
   Add - Shares of common stock issuable upon assumed
   exercise of dilutive stock options (in thousands)                      26               181                80               193
                                                              ---------------    --------------   ---------------   ---------------
 Diluted weighted average shares outstanding (in thousands)           40,737            41,227            40,721            41,412
                                                              ---------------    --------------   ---------------   ---------------

 Diluted earnings per common share                                $      .50        $      .60        $     1.10         $    1.22
                                                              ===============    ==============   ===============   ===============

6.    COMPREHENSIVE INCOME

The company adopted SFAS No. 130, "Reporting Comprehensive Income," in the first quarter of fiscal 1999. SFAS No. 130 requires the reporting of a measure of all changes in equity of an entity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) for the three and six months ended February 29, 2000 and February 28, 1999 includes only foreign currency translation adjustments. The calculation of comprehensive income is as follows:

                                                                     Three Months Ended                    Six Months Ended
                                                               February 29,      February 28,      February 29,       February 28,
                                                                   2000              1999              2000               1999
                                                              ---------------   ---------------   ---------------   ---------------

     Net income                                                   $   20,276        $   24,762        $   44,666         $   50,466
     Other comprehensive income (loss)                                   250              (367)              240              1,666
                                                              ---------------   ---------------   ---------------   ---------------
     Comprehensive Income                                         $   20,526        $   24,395        $   44,906         $   52,132
                                                              ===============   ===============   ===============   ===============



7.    ENVIRONMENTAL MATTERS

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

The company's environmental reserves, which are included in current liabilities, totaled $10,788 and $11,000 at February 29, 2000 and August 31, 1999, respectively. The actual cost of environmental issues may be substantially lower or higher than that reserved due to the difficulty in estimating such costs, potential changes in the status of government regulations, and the inability to determine the extent to which contributions will be available from other parties. The company does not believe that any amount of such costs below or in excess of that accrued is reasonably estimable.

Certain environmental laws, such as Superfund, can impose liability for the entire cost of site remediation upon each of the current or former owners or operators of a site or parties who sent waste to a site where a release of a hazardous substance has occurred regardless of fault or the lawfulness of the original disposal activity. Generally, where there are a number of potentially responsible parties ("PRPs") that are financially viable, liability has been apportioned based on the type and amount of waste disposed of by each party at such disposal site and the number of financially viable PRPs, although no assurance as to the method of apportioning the liability can be given as to any particular site.

The company is currently a party to, or otherwise involved in, legal proceedings in connection with state and federal Superfund sites, two of which are located on property owned by the company. Except for the Crymes Landfill and M&J Solvents matters in Georgia, the company believes its liability is de minimis at each of the sites which it does not own where it has been named as a PRP. At the Crymes Landfill and M&J Solvents sites in Georgia, since the matters are currently in the investigative phase, the company does not know whether its liability is de minimis but believes that its exposure at each of the sites is not likely to result in a material adverse effect on the company due to its limited involvement at the sites and the number of viable PRPs. For property which the company owns on Seaboard Industrial Boulevard in Atlanta, Georgia, the company has conducted an investigation on its and adjoining properties and submitted a Compliance Status Report ("CSR") to the State of Georgia Environmental Protection Division ("EPD") pursuant to the Georgia Hazardous Site Response Act. The company is currently responding to EPD's comments regarding the CSR. Until the CSR is completed, the company will not be able to determine if remediation will be required, if the company will be solely responsible for the cost of such remediation, or whether such cost is likely to result in a material adverse effect on the company. For property which the company owns on East Paris Street in Tampa, Florida, the company has been requested by the State of Florida to clean up chlorinated solvent contamination in the groundwater on the property and on surrounding property known as Seminole Heights Solvent Site and to reimburse approximately $430 of costs already incurred by the State of Florida in connection with such contamination. The company believes that it has a strong defense due to likely off-site sources of the contamination and because contamination from the property, if any, was due to prior owners and not the company's operations. At this time, it is too early to quantify the company's potential exposure or the likelihood of an adverse result.

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

8.    INCREASE IN SHARES AUTHORIZED UNDER LONG-TERM ACHIEVEMENT INCENTIVE PLAN

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

National Service Industries is a diversified service and manufacturing company operating in four segments: lighting equipment, chemicals, textile rental, and envelopes. The company continued to be in solid financial condition at February 29, 2000. Net working capital was $275.2 million, up from $256.5 million at August 31, 1999, and the current ratio remained constant at 1.6. At February 29, 2000, the company's percentage of debt to total capitalization increased to 49.0 percent from 47.2 percent at August 31, 1999.

Results of Operations

National Service Industries generated revenue of $605.4 million and $1.2 billion in the three and six months ended February 29, 2000, respectively, compared with revenue of $510.4 million and $1.0 billion in the three and six months ended February 28, 1999, respectively. The increase was primarily due to acquired revenue in the lighting equipment and envelope segments. The lighting equipment segment purchased Holophane Corporation ("Holophane") in July 1999 and certain assets of Peerless Corporation ("Peerless") in April 1999. In addition, the envelope segment purchased substantially all of Gilmore Envelope in February 1999. These acquisitions generated combined revenue of $70.3 million and $155.6 million for the three and six months ended February 29, 2000, respectively, that was not included in prior-year results. Excluding acquisitions, revenue increased in each of the company's core businesses.

Net income totaled $20.3 million and $44.7 million, or $.50 and $1.10 per diluted share, for the three and six months ended February 29, 2000, respectively, compared to net income of $24.8 million and $50.5 million, or $.60 and $1.22 per diluted share, for the three and six months ended February 28, 1999. Income from acquisitions not included in prior year results and income from core business growth in the lighting equipment and chemical segments were more than offset by increased interest expense on borrowings and amortization expense related to recent acquisitions. Additionally, operating profit decreased in the textile rental segment as the second quarter of fiscal 1999 included $3.5 million in unusual gains compared to $.7 million during the second quarter of fiscal 2000. Current year to date net income also included a charge for closing a manufacturing facility in the lighting equipment segment.

The lighting equipment segment reported revenue of $354.1 million and $721.7 million for the three and six months ended February 29, 2000, respectively, representing an increase of 29.9 percent and 29.6 percent over the respective periods of the prior year. These increases resulted primarily from the acquisitions of Holophane and Peerless. Additionally, continued strength in the non-residential construction market had a positive impact on lighting equipment revenue resulting in growth in the segment's core business. Operating profit increased 21.7 percent and 20.6 percent for the three and six months ended February 29, 2000, respectively, driven by contributions from Holophane and Peerless, growth in the segment's core business, and containment of fixed costs, offset somewhat by a $1.0 million pretax charge during the first quarter of fiscal 2000 for closing a manufacturing facility in California.

Chemical segment revenue increased 2.5 percent to $119.6 million for the second quarter and 2.6 percent to $239.5 million for the six months due to continued growth in the retail channel and higher revenue from the institutional and industrial channels, resulting primarily from an increase in the segment's core business. Operating profit of $11.5 million and $20.1 million during the three and six months ended February 29, 2000, respectively, was higher than last year's results primarily due to a reduction in general and administrative expenses, fluctuations in selling expenses, and an increase in revenue.

Textile rental segment revenue, representing all of the company's service revenues, increased 4.9 percent to $77.4 million for the quarter and 3.9 percent to $155.1 million for the six months. The current year revenue increase was primarily related to acquired revenue and price increases in the segment's base business, offset somewhat by the negative impact of ice storms in the Southeast during the second quarter. Operating profit decreased to $6.3 million from last year's $9.2 million for the second quarter and to $11.4 million from $15.9 million for the first half of the year primarily as a result of $3.5 million of unusual items being included in the prior year compared to a $.7 million gain on the sale of property in the current quarter. Operating profit for the three and six months ended February 28, 1999 included $5.7 million of unusual gains related to the 1997 uniform plants divestiture and restructuring activities, offset by a $2.2 million write-off for merchandise inventory used by unprofitable accounts. Excluding unusual items in both years, operating margins for the quarter remained flat. However, year to date margins declined as higher fuel costs, the impact of adverse weather, and contract wage increases for production employees more than offset the increase in revenue.

Envelope segment revenue increased 14.8 percent to $54.3 million and 21.3 percent to $109.1 million for the three and six months ended February 29, 2000, respectively, while operating profit decreased 21.3 percent to $2.5 million and
17.0 percent to $5.5 million for the three and six months ended February 29, 2000, respectively.

Revenue increased due to additional sales resulting from the Gilmore Envelope acquisition and continued volume growth in the base business, offset somewhat by the prior year divestiture of Techno-Aide/Stumb Metal Products in June 1999. Operating margin percentages decreased during the three and six month periods as a result of lower average margins from prior year acquisitions, higher paper prices which were passed on to customers, pre-production costs associated with newly acquired manufacturing equipment, and depreciation from a new enterprise resource planning system.

Corporate expenses increased to $5.6 million during the second quarter primarily due to costs related to strategic initiatives. For the six months, corporate expenses decreased to $7.9 million as costs related to strategic initiatives were offset by lower incentive compensation expense. Net interest expense increased $8.0 million to $10.5 million and $15.6 million to $20.5 million for the three and six months ended February 29, 2000, respectively, as a result of increased borrowings to finance recent acquisitions. Additionally, the provision for income taxes was 38.8 percent of pretax income for the quarter compared with
37.2 percent in the prior-year period primarily due to goodwill recorded in the Holophane acquisition, which is not deductible for tax purposes.


Liquidity and Capital Resources

Operating Activities

Operations provided cash of $20.9 million during the first half of fiscal 2000 compared with $52.4 million during the first six months of fiscal 1999. The 2000 cash flow was lower primarily because of a decrease in current liabilities related to incentive compensation plan payments, an increase in income tax payments, and a decrease in accounts payable. Additionally, increases in inventory, offset somewhat by a decrease in accounts receivable primarily in the lighting equipment segment, contributed to the decrease in operating cash flow compared to the prior year.

Investing Activities

Investing activities used cash of $65.6 million for the six months ended February 29, 2000 compared with cash used of $70.0 million in the six months ended February 28, 1999. The change in investing cash flows relates primarily to a decrease in acquisition spending offset by an increase in purchases of property, plant, and equipment. Acquisition spending during the first six months of fiscal 2000 was $21.5 million and related primarily to Holophane. The company purchased Holophane in July 1999 for approximately $470.8 million, including approximately $20 million for the payoff of Holophane's existing debt. Of the total purchase price, $454.6 million was paid during fiscal 1999 and $14.5 million was paid during the first six months of the current year, which was primarily for the cash-out of remaining Holophane shares. Other acquisition spending during the first half of fiscal 2000 related to several minor purchases in the textile rental segment. Prior year acquisition spending of $39.2 million was primarily due to the lighting equipment segment's purchase of certain assets of GTY Industries (d/b/a "Hydrel"), a manufacturer of architectural-grade lighting fixtures for landscape, in-grade, and underwater applications, and the envelope segment's purchase of substantially all of Gilmore Envelope, an envelope manufacturer headquartered in Los Angeles, California.

Capital expenditures were $47.4 million in the first six months of fiscal 2000, compared with $32.0 million in the first six months of fiscal 1999. Capital spending during the first half of fiscal 2000 was primarily attributable to the lighting equipment, envelope, and textile rental segments. The lighting equipment segment invested in land, buildings, and equipment for a new plant and in manufacturing upgrades and improvements. Capital expenditures in the envelope segment related primarily to new folding capacity, manufacturing process improvements, and information systems. The textile rental segment's expenditures related to replacing old equipment and delivery truck purchases and refurbishments. The lighting equipment segment's capital expenditures in the prior-year first half related to the purchase of land and buildings for a new plant, manufacturing improvements and upgrades for capacity expansion, and implementation of new technology. Textile rental segment expenditures were for implementation of new technology, production enhancements, and delivery truck purchases and refurbishments. The envelope segment's expenditures related primarily to manufacturing process improvements, information systems, facility expansion, and new folding capacity. Management believes current cash balances, anticipated cash flows from operations, available funds from the commercial paper program or the committed credit facilities, and the complementary lines of credit are sufficient to meet the company's planned level of capital spending and general operating cash requirements for the next twelve months.

Financing Activities

Cash provided by financing activities decreased $16.9 million to $43.9 million in the first half of fiscal 2000 primarily as a result of a decrease in cash provided by net borrowings, offset by the suspension of the company's share repurchase program in the third quarter of fiscal 1999. Although the company has a standing annual authorization to repurchase 2.0 million shares plus the number of new shares issued in any one year, the company does not plan to purchase additional shares until its debt to capitalization is within the company's stated objective of 30 to 40 percent. For the six months ended February 29, 2000, net borrowings, primarily under the company's commercial paper program, provided cash of $68.3 million compared with cash provided by net borrowings of $110.3 million during the same period of the prior year. Current year borrowings were used for general corporate purposes, including working capital requirements, capital expenditures, and acquisitions. At February 29, 2000 and August 31, 1999, approximately $250 million in commercial paper was classified as long-term as the company has the ability to refinance the commercial paper on a long-term basis. Funds borrowed during the first half of fiscal 1999 were used primarily to finance acquisitions, share repurchases, and internal growth. Dividend payments totaled $26.4 million, or 65 cents per share, compared with $26.0 million, or 63 cents per share, for the prior-year period. On January 5, 2000, the regular quarterly dividend rate was increased 3.1 percent to 33 cents per share, or an annual calendar year rate of $1.32 per share.

Environmental Matters

See Note 7: Environmental Matters for a discussion of the company's environmental issues.

Impact of the Year 2000 Issue

The company did not experience, nor does it expect to experience, significant disruptions to its mission critical systems related to the Year 2000 Issue. As of April 14, 2000, all of the company's mission critical systems have been tested and are fully operational. However, no assurance can be given that the cost of remediating any problems associated with the Year 2000 Issue will not materially affect the company's business.

Quantitative and Qualitative Disclosures about Market Risk

The company is exposed to market risks that may impact the Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows due to changing interest rates and foreign exchange rates. The company does not currently participate in any significant hedging activities, nor does it currently utilize any significant derivative financial instruments. The following discussion provides additional information regarding the company's market risks.

Interest Rates- Interest rate fluctuations expose the company's variable-rate debt to changes in interest expense and cash flows. The company's variable-rate debt, primarily commercial paper, amounted to $455.4 million at February 29, 2000. Based on outstanding borrowings at quarter end, a 10 percent adverse change in effective market interest rates at February 29, 2000 would result in additional annual after-tax interest expense of approximately $1.7 million. Although a fluctuation in interest rates would not affect interest expense or cash flows related to the $160 million publicly traded notes, the company's primary fixed-rate debt, a 10 percent increase in effective market interest rates at February 29, 2000 would decrease the fair value of these notes to approximately $134.4 million.

Foreign Exchange Rates-The majority of the company's revenue, expense, and capital purchases are transacted in U.S. dollars. International operations during the first half of fiscal 2000, primarily in the lighting equipment and chemical segments, represented approximately 9.5 percent of sales and service revenues, 4.5 percent of operating profit (loss), and 8.4 percent of identifiable assets. The company does not believe a 10 percent fluctuation in average foreign currency rates would have a material effect on its consolidated financial statements or results of operations.

Cautionary Statement Regarding Forward-Looking Information

From time to time, the company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, capital expenditures, technological developments, new products, research and development activities, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Statements herein which may be considered forward-looking include: (a) statements made regarding the company's current expectations or beliefs with respect to the outcome and impact on the company's business, financial condition, or results of operations of the Year 2000 Issue and environmental issues and (b) statements made regarding management's intentions or expectations with regard to future earnings, projected capital expenditures, future cash flows, debt refinancing, share repurchases, and debt to capitalization objectives. A variety of risks and uncertainties could cause the company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the company's forward-looking statements. The risks and uncertainties include without limitation the following: (a) the uncertainty of general business and economic conditions, including the potential for a slowdown in non-residential construction awards, fluctuations in commodity and raw material prices, market demand for public debt, interest rate changes, and foreign currency fluctuations; and (b) the ability to achieve financing objectives and strategic initiatives, including but not limited to the achievement of synergies related to acquisitions and the achievement of sales growth across the business segments through a combination of increased pricing, enhanced sales force, new products, improved customer service, and acquisitions.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits are listed on the Index to Exhibits (page 15).

(b) There were no reports on Form 8-K for the three months ended February 29, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NATIONAL SERVICE INDUSTRIES, INC.
                                                       REGISTRANT


DATE  April 14, 2000                          /s/ KEN MURPHY
                                                       KEN MURPHY
                                                SENIOR VICE PRESIDENT AND
                                                     GENERAL COUNSEL



DATE  April 14, 2000                          /s/ BROCK HATTOX
                                                      BROCK HATTOX
                                              EXECUTIVE VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER

                                                                         Page 15

                                                        INDEX TO EXHIBITS


                                                                                                           Page No.

EXHIBIT 10(iii)A           (1)    Nonemployee Directors' Stock Option Agreement Dated January 5, 2000      16
                                  between National Service Industries, Inc. and
                                  (a)   Leslie M. Baker, Jr.
                                  (b)   John L. Clendenin
                                  (c)   Thomas C. Gallagher
                                  (d)   Bernard Marcus
                                  (e)   Samuel A. Nunn
                                  (f)   Ray M. Robinson
                                  (g)   Herman J. Russell
                                  (h)   Betty L. Siegel
                                  (i)   Kathy Brittain White
                                  (j)   Barrie A. Wigmore
                                  (k)   Neil Williams

                           (2)    National Service Industries, Inc. Long-Term Achievement Incentive Plan   Reference is made to
                                  as Amended and Restated Effective as of January 5, 2000                  Exhibit A of registrant's
                                                                                                           Schedule 14A filed with
                                                                                                           the Commission on
                                                                                                           November 22, 1999, which
                                                                                                           is incorporated herein
                                                                                                           by reference.

                           (3)    Nonqualified Stock Option Agreement (Surrendered Aspiration Award)       21
                                  between National Service Industries, Inc. and:
                                  (a)   James S. Balloun
                                  (b)   Brock A. Hattox
                                  (c)   David Levy
                                  (d)   Stewart A. Searle III

                           (4)    Incentive Stock Option Agreement for Executive Officers  Effective       27
                                  Beginning  January 5, 2000 between National Service Industries, Inc.
                                  and:
                                  (a)   James S. Balloun
                                  (b)   George H. Gilmore, Jr.
                                  (c)   Brock A. Hattox
                                  (d)   David Levy
                                  (e)   Stewart A. Searle III

                           (5)    Nonqualified Stock Option Agreement for Executive Officers Effective     34
                                  Beginning January 5, 2000 between National Service Industries, Inc.
                                  and:
                                  (a)   James S. Balloun
                                  (b)   George H. Gilmore, Jr.
                                  (c)   Brock A. Hattox
                                  (d)   David Levy
                                  (e)   Stewart A. Searle III

EXHIBIT 27                        Financial Data Schedule                                                  40