Form 10-Q
period 2000-05-31
NATIONAL SERVICE INDUSTRIES INC
filed 2000-07-14
CIK 70538

Page 1 of 53
                                                    Index to Exhibits on Page 15

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2000.

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

        1420 Peachtree Street, N.E., Atlanta, Georgia 30309-3002
           (Address of principal executive offices)   (ZipCode)

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

Common Stock - $1.00 Par Value - 40,778,623 shares as of June 30, 2000

Page 2

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                                                      Page No.
                                                                                                  -----------------

PART I.  FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS -
                   MAY 31, 2000 AND AUGUST 31, 1999                                                      3

                   CONSOLIDATED STATEMENTS OF INCOME -
                   THREE  MONTHS AND NINE MONTHS ENDED MAY 31, 2000 AND 1999
                                                                                                         4
                   CONSOLIDATED STATEMENTS OF CASH FLOWS -
                   NINE MONTHS ENDED MAY 31, 2000 AND 1999                                               5

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                           6-9

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                                                 10-12

          ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK                                                                           12

PART II.  OTHER INFORMATION

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                      13

SIGNATURES                                                                                               14

EXHIBIT INDEX                                                                                            15




               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                 (In thousands, except share and per-share data)
                                                                                             May 31,         August 31,
                                                                                              2000              1999
                                                                                        ------------------ ---------------
Assets
Current Assets:
      Cash and cash equivalents                                                                $    1,489      $    2,254
      Receivables, less reserves for doubtful accounts of $7,867 at May 31,
                 2000 and $6,306 at August 31, 1999                                               385,139         382,188
      Inventories, at the lower of cost (on a first-in, first-out basis) or market                264,417         218,191
      Linens in service, net of amortization                                                       57,130          58,875
      Deferred income taxes                                                                         8,095          10,271
      Prepayments                                                                                  12,961           8,634
                                                                                        ------------------ ---------------
           Total Current Assets                                                                   729,231         680,413
                                                                                        ------------------ ---------------

Property, Plant, and Equipment, at cost:
      Land                                                                                         28,216          25,764
      Buildings and leasehold improvements                                                        202,032         186,776
      Machinery and equipment                                                                     632,337         587,719
                                                                                        ------------------ ---------------
           Total Property, Plant, and Equipment                                                   862,585         800,259
      Less-Accumulated depreciation and amortization                                              450,876         417,946
                                                                                        ------------------ ---------------
           Property, Plant, and Equipment-net                                                     411,709         382,313
                                                                                        ------------------ ---------------

Other Assets:
      Goodwill and other intangibles                                                              539,932         551,995
      Other                                                                                        81,924          81,068
                                                                                        ------------------ ---------------
           Total Other Assets                                                                     621,856         633,063
                                                                                        ------------------ ---------------
                Total Assets                                                                   $1,762,796      $1,695,789
                                                                                        ================== ===============

Liabilities and Stockholders' Equity
Current Liabilities:
      Current maturities of long-term debt                                                     $      262      $      368
      Commercial paper, short-term                                                                200,178         102,539
      Notes payable                                                                                11,242          11,471
      Accounts payable                                                                            119,428         128,122
      Accrued salaries, commissions, and bonuses                                                   48,277          65,458
      Current portion of self-insurance reserves                                                    7,956           8,785
      Accrued taxes payable                                                                             -          12,203
      Other accrued liabilities                                                                    80,919          94,939
                                                                                        ------------------ ---------------
           Total Current Liabilities                                                              468,262         423,885
                                                                                        ------------------ ---------------

Long-Term Debt, less current maturities                                                           433,778         435,199
                                                                                        ------------------ ---------------
Deferred Income Taxes                                                                              92,353          95,557
                                                                                        ------------------ ---------------
Self-Insurance Reserves, less current portion                                                      37,540          38,828
                                                                                        ------------------ ---------------
Other Long-Term Liabilities                                                                        83,098          86,446
                                                                                        ------------------ ---------------

Stockholders' Equity:
      Series A participating  preferred stock, $.05 stated value, 500,000 shares authorized, none issued
      Preferred  stock,  no par value,  500,000 shares  authorized,  none issued
      Common stock,  $1 par value,  120,000,000  shares  authorized,  57,918,978
           shares issued                                                                           57,919          57,919
      Paid-in capital                                                                              30,083          29,055
      Retained earnings                                                                         1,002,021         976,461
      Accumulated other comprehensive income items                                                (11,701)         (9,326)
                                                                                        ------------------ ---------------
                                                                                                1,078,322       1,054,109
      Less-Treasury stock, at cost (17,140,355 shares at May 31, 2000 and
           17,449,752 shares at August 31, 1999)                                                  430,557         438,235
                                                                                        ------------------ ---------------
         Total Stockholders' Equity                                                               647,765         615,874
                                                                                        ------------------ ---------------
                Total Liabilities and Stockholders' Equity                                     $1,762,796      $1,695,789
                                                                                        ================== ===============

The accompanying notes to consolidated financial statements are an integral part of these statements.


               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (In thousands, except per-share data)


                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                MAY 31                           MAY 31
                                                     ------------------------------   -----------------------------
                                                         2000            1999             2000           1999
                                                     -------------- ---------------   -------------- --------------

Sales and Service Revenues:
      Net sales of products                            $   562,000      $  489,787       $1,632,288     $1,369,808
      Service revenues                                      83,040          80,051          238,175        229,315
                                                     -------------- ---------------   -------------- --------------
           Total Revenues                                  645,040         569,838        1,870,463      1,599,123
                                                     -------------- ---------------   -------------- --------------

Costs and Expenses:
      Cost of products sold                                340,788         301,328          987,925        836,864
      Cost of services                                      46,070          39,661          136,009        118,565
      Selling and administrative expenses                  208,175         178,706          594,889        514,656
      Interest expense, net                                 11,678           3,340           32,191          8,219
      Gain on sale of businesses                                 -          (2,303)            (356)        (5,814)
      Restructuring expense, asset impairments, and
          other charges                                          -               -                -         (2,216)
      Other expense (income), net                            4,379             471           12,873           (143)
                                                     -------------- ---------------   -------------- --------------
           Total Costs and Expenses                        611,090         521,203        1,763,531      1,470,131
                                                     -------------- ---------------   -------------- --------------

Income before Provision for Income Taxes                    33,950          48,635          106,932        128,992

Provision for Income Taxes                                  13,174          18,094           41,490         47,985
                                                     -------------- ---------------   -------------- --------------

Net Income                                             $    20,776      $   30,541       $   65,442     $   81,007
                                                     ============== ===============   ============== ==============

Per Share:
      Basic Earnings per Share                         $       .51      $      .75       $     1.61     $     1.97
                                                     ============== ===============   ============== ==============
      Basic Weighted Average Number of Shares
          Outstanding                                       40,752          40,654           40,677         41,030
                                                     ============== ===============   ============== ==============

      Diluted Earnings per Share                       $       .51      $      .75       $     1.61     $     1.97
                                                     ============== ===============   ============== ==============
      Diluted Weighted Average Number of Shares
          Outstanding                                       40,756          40,851           40,711         41,221
                                                     ============== ===============   ============== ==============













The accompanying notes to consolidated financial statements are an integral part of these statements.


               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                CONCOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)
                                                                                                      NINE MONTHS ENDED
                                                                                                -------------------------------
                                                                                                            MAY 31
                                                                                                -------------------------------
                                                                                                    2000             1999
                                                                                                --------------   --------------

Cash Provided by (Used for) Operating Activities
      Net income                                                                                    $  65,442       $  81,007
      Adjustments  to  reconcile  net income to net cash  provided by (used for)
           operating activities:
           Depreciation and amortization                                                               63,875          44,033
           Provision for losses on accounts receivable                                                  3,520           2,762
           Gain on the sale of property, plant, and equipment                                          (1,198)         (1,164)
           Gain on the sale of business                                                                  (356)         (5,814)
           Restructuring expense, asset impairments, and other charges                                      -          (2,216)
           Change in noncurrent deferred income taxes                                                    (914)            727
           Change in assets and liabilities net of effect of acquisitions and divestitures-
                Receivables                                                                            (4,021)        (15,781)
                Inventories and linens in service, net                                                (44,493)          6,085
                Deferred income taxes                                                                   2,732           6,998
                Prepayments and other                                                                  (2,883)         (1,552)
                Accounts payable and accrued liabilities                                              (37,070)         (8,141)
                Self-insurance reserves and other long-term liabilities                                (2,883)          8,087
                                                                                                --------------   -------------
                      Net Cash Provided by Operating Activities                                        41,751         115,031
                                                                                                --------------   -------------

Cash Provided by (Used for) Investing Activities
      Purchases of property, plant, and equipment                                                     (78,793)        (48,298)
      Sale of property, plant, and equipment                                                            3,287           3,487
      Sale of businesses                                                                                    -           3,767
      Acquisitions                                                                                    (21,550)        (62,881)
      Change in other assets                                                                           (3,660)         (1,299)
                                                                                                --------------   -------------
           Net Cash Used for Investing Activities                                                    (100,716)       (105,224)
                                                                                                --------------   -------------

Cash Provided by (Used for) Financing Activities
      Borrowings (repayments) of  notes payable, net                                                     (229)          3,343
      Issuances of commercial paper, net (less than 90 days)                                           93,699               -
      Issuances of commercial paper (greater than 90 days)                                            186,024               -
      Repayments of commercial paper (greater than 90 days)                                          (182,750)              -
      Borrowings of long-term debt                                                                          -         187,582
      Repayments of long-term debt                                                                       (861)        (80,044)
      Treasury stock transactions, net                                                                  3,039         (38,293)
      Cash dividends paid                                                                             (39,884)        (38,913)
                                                                                                --------------   -------------
           Net Cash Provided by Financing Activities                                                   59,038          33,675
                                                                                                --------------   -------------

Effect of Exchange Rate Changes on Cash                                                                  (838)            265
                                                                                                --------------   -------------

Net Change in Cash and Cash Equivalents                                                                  (765)         43,747

Cash and Cash Equivalents at Beginning of Period                                                        2,254          19,146
                                                                                                --------------   -------------

Cash and Cash Equivalents at End of Period                                                          $   1,489       $  62,893
                                                                                                ==============   =============

Supplemental Cash Flow Information:
      Income taxes paid during the period                                                           $  53,801       $  37,888
      Interest paid during the period                                                                  28,309           9,940

Noncash Investing and Financing Activities:
      Treasury shares issued under long-term incentive plan                                         $   5,667               -
      Noncash aspects of sale of businesses--
                 Receivables recorded                                                                       -       $     396
                 Liabilities assumed                                                                        -             326
      Noncash aspects of acquisitions--
           Liabilities assumed or incurred                                                          $   1,219       $  15,574
           Treasury stock issued                                                                            -             845

The accompanying notes to consolidated financial statements are an integral part of these statements.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                 (In thousands, except share and per-share data)

1.    BASIS OF PRESENTATION

The interim consolidated financial statements included herein have been prepared by the company without audit and the condensed consolidated balance sheet as of August 31, 1999 has been derived from audited statements. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of May 31, 2000, the consolidated results of operations for the three and nine months ended May 31, 2000 and 1999, and the consolidated cash flows for the nine months ended May 31, 2000 and 1999. Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999.

The results of operations for the three and nine months ended May 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year because the company's revenues and income are generally higher in the second half of its fiscal year and because of the uncertainty of general business conditions.

2.    ACCOUNTING STANDARDS YET TO BE ADOPTED

Statement of Financial Accounting Standards ("SFAS") No. 133 (as amended by SFAS No. 138), "Accounting for Derivative Instruments and Hedging Activities," was issued in June of 1998 and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The company will adopt SFAS 133 in the first quarter of fiscal 2001 and is in the process of evaluating the impact of adoption on the Consolidated Balance Sheets and Consolidated Statements of Income.

3.    BUSINESS SEGMENT INFORMATION

                                                                               Depreciation      Capital
                                                  Sales and     Operating          and        Expenditures
                                                   Service        Profit       Amortization     Including
Nine Months Ended May 31, 2000                     Revenues       (Loss)         Expense      Acquisitions
                                                 ------------- ------------- --------------- --------------
Lighting Equipment                                 $1,093,469    $   92,187         $36,630       $ 58,279
Chemical                                              373,153        34,644           8,290          4,254
Textile Rental                                        238,175        19,410          11,525         20,526
Envelope                                              165,666         6,185           5,714         15,240
                                                 ------------- ------------- --------------- --------------
                                                    1,870,463       152,426          62,159         98,299
Corporate                                                           (13,303)          1,716          2,044
Interest expense, net                                               (32,191)
                                                 ------------- ------------- --------------- --------------
Total                                              $1,870,463    $  106,932         $63,875       $100,343
                                                 ============= ============= =============== ==============

                                                                               Depreciation      Capital
                                                  Sales and     Operating          and        Expenditures
                                                   Service        Profit       Amortization     Including
Nine Months Ended May 31, 1999                     Revenues       (Loss)         Expense      Acquisitions
                                                 ------------- ------------- --------------- --------------
Lighting Equipment                                 $  862,857    $   82,270         $19,553       $ 67,076
Chemical                                              360,670        29,756           7,562          8,160
Textile Rental                                        229,315        26,146          10,862         11,955
Envelope                                              146,281        11,054           4,535         23,592
                                                 ------------- ------------- --------------- --------------
                                                    1,599,123       149,226          42,512        110,783
Corporate                                                           (12,015)          1,521            396
Interest expense, net                                                (8,219)
                                                 ------------- ------------- --------------- --------------
Total                                              $1,599,123    $  128,992         $44,033       $111,179
                                                 ============= ============= =============== ==============


                                                                               Depreciation      Capital
                                                  Sales and     Operating          and        Expenditures
                                                   Service        Profit       Amortization     Including
Three Months Ended May 31, 2000                    Revenues       (Loss)         Expense      Acquisitions
                                                 ------------- ------------- --------------- --------------
Lighting Equipment                                 $  371,778    $   27,887         $11,984       $ 17,669
Chemical                                              133,645        14,550           2,780          2,003
Textile Rental                                         83,040         7,976           3,969          5,502
Envelope                                               56,577           662           2,066          6,026
                                                 ------------- ------------- --------------- --------------
                                                      645,040        51,075          20,799         31,200
Corporate                                                            (5,447)            583            167
Interest expense, net                                               (11,678)
                                                 ------------- ------------- --------------- --------------
Total                                              $  645,040    $   33,950         $21,382       $ 31,367
                                                 ============= ============= =============== ==============

                                                                               Depreciation      Capital
                                                  Sales and     Operating          and        Expenditures
                                                   Service        Profit       Amortization     Including
Three Months Ended May 31, 1999                    Revenues       (Loss)         Expense      Acquisitions
                                                 ------------- ------------- --------------- --------------
Lighting Equipment                                 $  306,192    $   28,957         $ 6,642       $ 27,335
Chemical                                              127,230        11,495           2,586          3,837
Textile Rental                                         80,051        10,212           3,597          2,659
Envelope                                               56,365         4,400           1,713          6,081
                                                 ------------- ------------- --------------- --------------
                                                      569,838        55,064          14,538         39,912
Corporate                                                            (3,089)            507             60
Interest expense, net                                                (3,340)
                                                 ------------- ------------- --------------- --------------
Total                                              $  569,838    $   48,635         $15,045       $ 39,972
                                                 ============= ============= =============== ==============


                                     Identifiable Assets
                            May 31, 2000           August 31, 1999
                          ---------------         -----------------
Lighting Equipment          $1,093,127                $1,073,936
Chemical                       245,159                   233,461
Textile Rental                 219,972                   203,509
Envelope                       150,714                   139,755
                          ---------------         -----------------
Subtotal                     1,708,972                 1,650,661
Corporate                       53,824                    45,128
                          ---------------         -----------------
Total                       $1,762,796                $1,695,789
                          ===============         =================


4.   INVENTORIES

Major classes of inventory as of May 31, 2000 and August 31, 1999 were as follows:

                              May 31,                 August 31,
                               2000                      1999
                            ----------                ----------

Raw Materials and Supplies    $107,371                   $99,249
Work-in-Process                 19,426                    16,718
Finished Goods                 137,620                   102,224
                            ----------                ----------
Total                         $264,417                  $218,191
                            ==========                ==========


5.    EARNINGS PER SHARE

The company accounts for earnings per share using Statement of Financial Accounting Standards No. 128, "Earnings per Share." Under this statement, basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised. The following table calculates basic earnings per common share and diluted earnings per common share at May 31:

Page 8

                                                                     Three Months Ended                 Nine Months Ended
                                                                            May 31                            May 31
                                                               --------------------------------  -------------------------------
                                                                    2000             1999              2000            1999
                                                               ---------------   --------------  --------------   --------------
Basic earnings per common share:
   Net income                                                         $20,776          $30,541         $65,442          $81,007
   Basic weighted average shares outstanding (in thousands)            40,752           40,654          40,677           41,030
                                                               ---------------   --------------  --------------   --------------
   Basic earnings per common share                                    $   .51          $   .75         $  1.61          $  1.97
                                                               ===============   ==============  ==============   ==============
Diluted earnings per common share:
   Net income                                                         $20,776          $30,541         $65,442          $81,007
   Basic weighted average shares outstanding (in thousands)            40,752           40,654          40,677           41,030
            Add - Shares of common stock issuable upon assumed
            exercise of dilutive stock options (in thousands)               4              197              34              191
                                                               ---------------   --------------  --------------   --------------
   Diluted weighted average shares outstanding (in thousands)          40,756           40,851          40,711           41,221
                                                               ---------------   --------------  --------------  ---------------
   Diluted earnings per common share                                  $   .51          $   .75         $  1.61          $  1.97
                                                               ===============   ==============  ==============  ===============

6.    COMPREHENSIVE INCOME

The company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," in the first quarter of fiscal 1999. SFAS No. 130 requires the reporting of a measure of all changes in equity of an entity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income
(loss) for the three and nine months ended May 31, 2000 and 1999 includes only foreign currency translation adjustments. The calculation of comprehensive income is as follows:


                                                              Three Months Ended                   Nine Months Ended
                                                                    May 31                               May 31
                                                       ---------------------------------    ---------------------------------
                                                            2000               1999              2000              1999
                                                       ---------------    --------------    --------------    ---------------
      Net income                                              $20,776           $30,541            $65,442           $81,007
      Other comprehensive income (loss)                        (2,615)              824             (2,375)            2,490
                                                       ---------------    --------------    --------------    ---------------
           Comprehensive Income                               $18,161           $31,365            $63,067           $83,497
                                                       ===============    ==============    ==============    ===============



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

The company's environmental reserves, which are included in current liabilities, totaled $10,849 and $11,000 at May 31, 2000 and August 31, 1999, respectively. The actual cost of environmental issues may be substantially lower or higher than that reserved due to the difficulty in estimating such costs, potential changes in the status of government regulations, and the inability to determine the extent to which contributions will be available from other parties. The company does not believe that any amount of such costs below or in excess of that accrued is reasonably estimable.

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

National Service Industries is a diversified service and manufacturing company operating in four segments: lighting equipment, chemicals, textile rental, and envelopes. The company remained in solid financial condition at May 31, 2000. Net working capital was $261.0 million, up from $256.5 million at August 31, 1999, and the current ratio remained constant at 1.6. At May 31, 2000, the company's percentage of debt to total capitalization increased to 49.9 percent from 47.2 percent at August 31, 1999.

Results of Operations

National Service Industries generated revenue of $645.0 million and $1.9 billion in the three and nine months ended May 31, 2000, respectively, compared to revenue of $569.8 million and $1.6 billion in the respective periods last year. The increases were primarily due to acquired revenue in the lighting equipment and envelope segments. The lighting equipment segment purchased Holophane
Corporation ("Holophane") in July 1999 and certain assets of Peerless Corporation ("Peerless") in April 1999. In addition, the envelope segment purchased substantially all of Gilmore Envelope in February 1999. These acquisitions generated combined revenue of $63.7 million and $218.0 million for the three and nine months ended May 31, 2000, respectively, that was not included in prior-year results. Excluding acquisitions, revenue during the first nine months increased in each of the company's core businesses.

Net income totaled $20.8 million and $65.4 million, or $.51 and $1.61 per diluted share, for the three and nine months ended May 31, 2000, respectively, compared to net income of $30.5 million and $81.0 million, or $.75 and $1.97 per diluted share, for the respective prior year periods. Increased interest expense on borrowings and amortization expense related to recent acquisitions more than offset income from acquisitions not included in prior-year results for the three and nine months ended May 31, 2000. Additionally, lower operating profits in the lighting equipment, textile rental, and envelope segments negatively impacted third quarter net income. The decrease in third quarter operating profit in the lighting equipment segment related to lower-than-planned sales volumes and production timing problems at the segment's Monterrey, Mexico and Cochran, Georgia manufacturing facilities. Operating profits decreased in the textile rental segment primarily due to unusual gains included in last year's results that were not repeated in the current year. Envelope segment operating profits were negatively impacted by lower volumes in the direct mail market, increased paper prices, and production delays associated with start-up inefficiencies of new equipment and the relocation of two plants. In addition to the items discussed above, year-to-date operating profits were also positively impacted by core business growth, primarily in the chemical segment, partially offset by a charge for closing a manufacturing facility in the lighting equipment segment.

The lighting equipment segment reported revenue of $371.8 million for the third quarter and $1.1 billion for the nine months representing increases of 21.4 percent and 26.7 percent over the respective periods of the prior year. The increase in revenue resulted primarily from the acquisitions of Holophane and Peerless. Operating profit decreased 3.7 percent for the quarter primarily as a result of lower-than-planned sales volumes and production timing problems. The production timing problems were encountered during the expansion of the segment's Monterrey, Mexico facility and at the segment's Cochran, Georgia plant. The problems encountered with the expansion of the Monterrey facility restrained production rates and resulted in an under-absorption of costs. Inefficiencies experienced at the Cochran, Georgia facility resulted primarily from shifting production from the California plant that was closed during the first quarter. Although the production issues were primarily resolved by the end of the third quarter, increased operating costs at the Cochran facility associated with the absorption of production from the California plant may continue into the fourth quarter. Year-to-date operating profit increased 12.1 percent driven by contributions from Holophane and Peerless, offset somewhat by a $1.0 million pretax charge during the first quarter of fiscal 2000 for closing a manufacturing facility in California and due to the aforementioned lower-than-planned sales volumes and production timing problems.

Chemical segment revenue increased 5.0 percent to $133.6 million for the third quarter and 3.5 percent to $373.2 million for the nine months due to continued growth in the retail channel and higher revenue from the institutional and industrial channels. Operating profit of $14.6 million and $34.6 million during the three and nine months ended May 31, 2000, respectively, was higher than last year's results primarily due to higher revenue and a reduction in general and administrative expenses.

Textile rental segment revenue, representing all of the company's service revenues, increased 3.7 percent to $83.0 million for the quarter and 3.9 percent to $238.2 million for the nine months. The current year revenue increase was primarily related to acquisitions. Operating profit was $8.0 million for the third quarter and $19.4 million for the nine months down from $10.2 million and $26.1 million for the same periods last year. Excluding a $2.3 million pretax gain on the sale of industrial contracts included in the prior year third quarter, operating profit remained flat for the quarter. Year-to-date operating profit was lower primarily because last year's results included $2.3 million pretax gain on the sale of industrial contracts and $5.7 million of unusual gains related to the 1997 uniform plants divestiture and restructuring activities, offset by a $2.2 million write-off for merchandise inventory used by unprofitable accounts. Excluding unusual items in both years, year-to-date operating margins were slightly lower.

Envelope segment revenue remained flat for the quarter and increased 13.3 percent to $165.7 million for the nine months ended May 31, 2000. The year-to-date revenue increase primarily related to additional sales resulting from the Gilmore Envelope acquisition and growth in the segment's base business, offset somewhat by the prior year divestiture of Techno-Aide/Stumb Metal Products in June 1999. Operating profit decreased $3.7 million and $4.9 million for the three and nine months ended May 31, 2000, respectively, compared to the same periods last year. Operating margins decreased during the three and nine month periods as a result of lower average margins from prior-year acquisitions, lower volumes in the segment's higher-margin direct mail market, recent paper price increases which have not been effectively passed on to customers, pre-production costs associated with newly acquired manufacturing equipment, the relocation of two manufacturing facilities, and depreciation from a new enterprise resource planning system.

Corporate expenses increased to $5.4 million and $13.3 million during the three and nine months ended May 31, 2000, respectively, due to costs related to strategic initiatives. Net interest expense increased $8.3 million to $11.7 million and $24.0 million to $32.2 million for the three and nine months ended May 31, 2000, respectively, as a result of increased borrowings to finance recent acquisitions and higher working capital requirements related to production and start-up issues primarily in the lighting equipment and envelope segments. Additionally, the provision for income taxes was 38.8 percent of pretax income for the quarter compared with 37.2 percent in the prior-year period, primarily due to goodwill recorded in the Holophane acquisition, which is not deductible for tax purposes.


Liquidity and Capital Resources

Operating Activities

Operations provided cash of $41.8 million during the first three quarters of fiscal 2000 compared with $115.0 million during the respective period of the prior year. The 2000 cash flow was lower because of an increase in inventory, primarily in the lighting equipment and chemical segments, a decrease in current liabilities related to incentive compensation plan payments, an increase in income tax payments, and a decrease in accounts payable.

Investing Activities

Investing activities used cash of $100.7 million for the nine months ended May 31, 2000 compared with cash used of $105.2 million in the nine months ended May 31, 1999. The change in investing cash flows related primarily to a decrease in acquisition spending, offset by an increase in purchases of property, plant, and equipment. Acquisition spending during the first nine months of fiscal 2000 was $21.6 million and related primarily to Holophane. The company purchased Holophane in July 1999 for approximately $470.8 million, including approximately $20 million for the payoff of Holophane's existing debt. Of the total purchase price, $454.6 million was paid during fiscal 1999 and $14.5 million was paid during the first nine months of the current year, primarily for the cash-out of remaining Holophane shares. Other acquisition spending during the first nine months of fiscal 2000 related to several minor purchases in the textile rental segment. Prior-year acquisition spending of $62.9 million was primarily due to the lighting equipment segment's purchase of certain assets of GTY Industries (d/b/a "Hydrel"), a manufacturer of architectural-grade lighting fixtures for landscape, in-grade, and underwater applications, and the purchase of Peerless Corporation ("Peerless"), a manufacturer of high performance indirect/direct suspended lighting products. In addition, the envelope segment purchased substantially all of Gilmore Envelope, an envelope manufacturer headquartered in Los Angeles, California, in February 1999.

Capital expenditures were $78.8 million in the first nine months of fiscal 2000, compared with $48.3 million in the first nine months of fiscal 1999. Capital spending during the first three quarters of fiscal 2000 was primarily attributable to the lighting equipment, envelope, and textile rental segments. The lighting equipment segment invested in land, buildings, and equipment for a new plant and in manufacturing upgrades and improvements. Capital expenditures in the envelope segment related primarily to manufacturing process improvements, new folding capacity, and information systems. The textile rental segment's expenditures related to replacing old equipment and to delivery truck purchases and refurbishments. The lighting equipment segment's capital expenditures in the respective prior-year period related to the purchase of land and buildings for a new plant, manufacturing improvements and upgrades for capacity expansion, and implementation of new technology. Expenditures in the textile rental segment in fiscal 1999 were for implementation of new technology, production enhancements, and delivery truck purchases and refurbishments. The envelope segment's expenditures in the prior year related primarily to manufacturing process improvements, information systems, facility expansion, and new folding capacity.

Management   believes  current  cash  balances,   anticipated  cash  flows  from
operations, available funds from the commercial paper program or the committed credit facilities, and the complimentary lines of credit are sufficient to meet the company's planned level of capital spending and general operating cash requirements for the next twelve months.

Financing Activities

Cash provided by financing activities increased $25.4 million to $59.0 million in the first three quarters of fiscal 2000 primarily as a result of the suspension of the company's share repurchase program in the third quarter of fiscal 1999, offset somewhat by a decrease in cash provided by debt. Although the company has a standing annual authorization to repurchase 2.0 million shares plus the number of shares issued or reissued in any one year for acquisitions and under benefit plans, the company does not plan to purchase additional shares until its ratio of total debt to capitalization is within the company's stated objective of 30 to 40 percent. For the nine months ended May 31, 2000, net borrowings provided cash of $95.9 million compared with cash provided by net borrowings of $110.9 million during the same period of the prior year. Current-year borrowings were used for general corporate purposes, including working capital requirements, capital expenditures, and acquisitions. At May 31, 2000 and August 31, 1999, approximately $250 million in commercial paper was classified as long-term, as the company had the ability to refinance the commercial paper on a long-term basis. Funds borrowed during the first three quarters of fiscal 1999 were used primarily to finance acquisitions, share repurchases, and internal growth. Year-to-date dividend payments totaled $39.9 million, or 98 cents per share, compared with $38.9 million, or 95 cents per share, for the prior-year period. On January 5, 2000, the regular quarterly dividend rate was increased 3.1 percent to 33 cents per share, or an annual calendar year rate of $1.32 per share.

Environmental Matters

See  Note  7:   Environmental   Matters  for  a  discussion   of  the  company's
environmental issues.

Impact of the Year 2000 Issue

The company did not experience, nor does it expect to experience, significant disruptions to its mission critical systems related to the Year 2000 Issue. As of July 14, 2000, all of the company's mission critical systems have been tested and are fully operational.

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

Interest Rates- Interest rate fluctuations expose the company's variable-rate debt to changes in interest expense and cash flows. The company's variable-rate debt, primarily commercial paper, amounted to $483.1 million at May 31, 2000. Based on outstanding borrowings at quarter end, a 10 percent adverse change in effective market interest rates at May 31, 2000 would result in additional annual after-tax interest expense of approximately $2.0 million. Although a fluctuation in interest rates would not affect interest expense or cash flows related to the $160 million publicly traded notes, the company's primary fixed-rate debt, a 10 percent increase in effective market interest rates at May 31, 2000 would decrease the fair value of these notes to approximately $133.3 million.

Foreign Exchange Rates-The majority of the company's revenue, expense, and capital purchases are transacted in U.S. dollars. International operations during the first nine months of fiscal 2000, primarily in the lighting equipment and chemical segments, represented less than 10 percent of revenue, operating profit, and identifiable assets. The company does not believe a 10 percent fluctuation in average foreign currency rates would have a material effect on its consolidated financial statements or results of operations.

Cautionary Statement Regarding Forward-Looking Information

From time to time, information provided by the company may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties. Consequently, actual results may differ materially from those indicated by the forward-looking statements. Statements herein which may be considered forward-looking include those regarding: (a) the company's current expectations or beliefs with respect to the outcome and impact on the company's business, financial condition, or results of operations of the Year 2000 Issue and environmental issues; (b) the resolution and possible future impact of production issues in the lighting equipment segment; and (c) management's intentions or expectations with regard to debt-to-capitalization objectives, future earnings, projected capital expenditures, future cash flows, debt refinancing, and share repurchases. A variety of risks and uncertainties could cause the company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the company's forward-looking statements. The risks and uncertainties include without limitation the following: (a) the uncertainty of general business and economic conditions, including the potential for a slowdown in non-residential construction awards, fluctuations in commodity and raw material prices, market demand for public debt, interest rate changes, and foreign currency fluctuations; (b) the ability to realize the anticipated benefits of strategic initiatives, including but not limited to the achievement of synergies related to acquisitions and the achievement of sales growth across the business segments through a combination of increased pricing, enhanced sales force, new products, improved customer service, and acquisitions; (c) the successful completion of changes to manufacturing operations; (d) unexpected outcomes in the company's future legal proceedings; and (e) the ability of the company to pass raw material price increases on to its customers.




                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits are listed on the Index to Exhibits (page 15).

(b) A Form 8-K was filed on May 24, 2000 in regards to the company's revised third quarter earnings outlook.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NATIONAL SERVICE INDUSTRIES, INC.
                                                REGISTRANT


DATE  July 14, 2000                    /s/ KEN MURPHY
                                       KEN MURPHY
                                       SENIOR VICE PRESIDENT AND
                                       GENERAL COUNSEL



DATE  July 14, 2000                    /s/ BROCK HATTOX
                                       BROCK HATTOX
                                       EXECUTIVE VICE PRESIDENT AND
                                       CHIEF FINANCIAL OFFICER

                                                                         Page 15

                                INDEX TO EXHIBITS


                                                                                                            Page No.

EXHIBIT 10(iii)A             (1)    (a)  Amendment No. 3 to Restated and Amended Supplemental Retirement    16
                                         Plan for Executives of National Service Industries, Inc., Dated
                                         September 18, 1996
                                    (b)  Amendment No. 4 to Restated and Amended Supplemental Retirement    18
                                         Plan for Executives of National Service Industries, Inc., Dated
                                         December 1, 1996
                                    (c)  Appendix D to Restated and Amended Supplemental Retirement Plan    20
                                         for Executives of National Service Industries, Inc., Effective
                                         October 18, 1996
                                    (d)  Appendix G to Restated and Amended Supplemental Retirement Plan    21
                                         for Executives of National Service Industries, Inc., Effective
                                         May 15, 2000

                             (2)    Employment Letter Agreement between National Service Industries,        22
                                    Inc. and Joseph G. Parham, Jr., Dated May 3, 2000

                             (3)    Severance Protection Agreement between National Service Industries,     Reference is made to
                                    Inc. and Joseph G. Parham, Jr., Effective May 15, 2000                  Exhibit 10(iii)A(34) of
                                                                                                            registrant's Form 10-K
                                                                                                            for the fiscal year
                                                                                                            ended August 31, 1999,
                                                                                                            which is incorporated
                                                                                                            herein by reference.


                             (4)    Bonus Letter Agreement between National Service Industries, Inc. and    Reference is made to
                                    Joseph G. Parham, Jr., Effective May 15, 2000                           Exhibit 10(iii)A(35) of
                                                                                                            registrant's Form 10-K
                                                                                                            for the fiscal year
                                                                                                            ended August 31, 1999,
                                                                                                            which is incorporated
                                                                                                            herein by reference.


                             (5)    Incentive Stock Option Agreement for Executive Officers Effective       26
                                    beginning May 15, 2000 between National Service Industries, Inc. and
                                    Joseph G. Parham, Jr.

                             (6)    Aspiration Achievement Incentive Award Agreement for the Performance    33
                                    Cycle beginning September 1, 1998 between National Service
                                    Industries, Inc. and Joseph G. Parham, Jr., Dated May 15, 2000

                                    [a confidential portion of which has been omitted and filed separately with the Securities and Exchange Commission]

                             (7)    Aspiration Achievement Incentive Award Agreement for the Performance    42
                                    Cycle beginning September 1, 1999 between National Service
                                    Industries, Inc. and Joseph G. Parham, Jr., Dated May 15, 2000

                                    [a confidential portion of which has been omitted and filed separately with the Securities and Exchange Commission]

EXHIBIT 12                          Ratio of Earnings to Fixed Charges                                      52

EXHIBIT 27                          Financial Data Schedule                                                 53