Form 10-K
period 2000-08-31
NATIONAL SERVICE INDUSTRIES INC
filed 2000-11-06
CIK 70538

 ====================================================================================================================================
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended August 31, 2000.

                                                                   OR

     [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

                                              Commission File Number: 1-3208

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

                      Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

                            Title of Each Class                               Name of Each Exchange on which Registered
                      Common Stock ($1.00 Par Value)                                   New York Stock Exchange

                                  Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _

        Based on the closing price of $19.56 as quoted on the New York Stock Exchange on September 30, 2000, the aggregate market value of the voting stock held by nonaffiliates of the registrant, was $794,525,147.

        The number of shares outstanding of the registrant’s common stock, $1.00 par value, was 40,828,564 shares as of September 30, 2000.

                                                DOCUMENTS INCORPORATED BY REFERENCE

                              Location in Form 10-K                                 Incorporated Document
                        Part III, Items 10, 11, 12, and 13                           2000 Proxy Statement
====================================================================================================================================
                                         NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                                                         TABLE OF CONTENTS

                                                                                                   Page
                            Part I

                              Item 4.      Submission of Matters to a Vote of Security Holders..     4

                            Part II
                              Item 5.      Market for Registrant's Common Equity and Related
                                              Stockholder Matters...............................     4
                              Item 6.      Selected Financial Data..............................     5
                              Item 7.      Management's Discussion and Analysis of Financial
                                              Condition and Results of Operations...............     7
                              Item 7a.     Quantitative and Qualitative Disclosures About Market
                                              Risk..............................................    13
                              Item 8.      Financial Statements and Supplementary Data..........    14
                              Item 9.      Changes in and Disagreements with Accountants on
                                              Accounting and Financial Disclosure...............    38

                            Part III
                              Item 10.     Directors and Executive Officers of the Registrant...    38

                              Item 11.     Executive Compensation...............................    39

                              Item 12.     Security Ownership of Certain Beneficial Owners and
                                              Management........................................    39
                              Item 13.     Certain Relationships and Related Transactions.......    39

                            Part IV
                              Item 14.     Exhibits, Financial Statement Schedules and Reports

i

PART I

Item 1. Business

        National Service Industries, Inc. (the "company" or "NSI"), is a diversified service and manufacturing company that, through its subsidiaries, occupies leadership positions in four markets:
                - lighting equipment,
                - chemicals,
                - textile rental, and
                - envelopes.

        NSI is headquartered in Atlanta, Georgia, and provides products and services throughout North America, as well as Western Europe and Australia. Of the company's fiscal 2000 revenues of $2.6 billion, approximately 95 percent was from North American sales. The company's 2000 revenues broken down by segment contributions was as follows: 59 percent lighting equipment, 20 percent chemicals, 12 percent textile rental, and 9 percent envelopes.

        The company's principal executive offices are located at 1420 Peachtree Street, N.E., Atlanta, Georgia 30309-3002 and the telephone number is (404) 853-1000.

Business Segments

Lighting Equipment

        The company's lighting equipment segment is comprised of the Lithonia Lighting Group, which includes Lithonia Lighting and Holophane. The company believes the Lithonia Lighting Group is the world's largest manufacturer of lighting fixtures for both new construction and renovation. Products include a full range of indoor and outdoor lighting for commercial, institutional, and industrial applications, surface and recessed residential lighting, exit signs and emergency lighting, lighting control systems, and flexible wiring systems. These lighting products are manufactured in the United States, Canada, Mexico, and Europe and are marketed under numerous brand names, including Lithonia, Holophane, Home-Vue, LightConcepts, Gotham, Hydrel, Peerless, Antique Street Lighting, MetalOptics, and Reloc.

        Principal customers include wholesale electrical distributors, retail home centers, and lighting showrooms located in North America and select international markets. In North America, the lighting equipment segment's products are sold through independent sales agents and factory sales representatives who cover specific geographic areas and market segments. Products are delivered through a network of distribution centers, regional warehouses, and public field warehouses using both common carriers and a company-owned truck fleet. For international customers, the segment employs a sales force that adopts distribution methods to meet individual customer or country requirements. In fiscal 2000, North American sales accounted for more than 97 percent of this segment's gross sales.

Chemicals

        The company's chemical segment, NSI Chemicals Group, includes Zep Manufacturing Company, Enforcer Products, and Selig Industries. NSI Chemicals is a leading provider of specialty chemical products in the automotive, food, manufacturing, institutional, aviation, hospitality, home center, and retail markets. Products include cleaners, sanitizers, disinfectants, polishes, floor finishes, degreasers, deodorizers, pesticides, insecticides, and herbicides. Zep manufactures products in four North American plants, two European plants, and one Australian location. Enforcer and Selig each operate single manufacturing facilities in Georgia.

        The chemical segment provides products to customers in North America, Western Europe, and Australia. In fiscal 2000, North American sales accounted for approximately 90 percent of the segment's gross sales. Zep and Selig serve a wide array of institutional and industrial customers, ranging from small sole proprietorships to Fortune 1000 corporations. Individual markets in the non-retail channel include: automotive, vehicle wash, food, aviation, industrial manufacturing, and contract cleaners and are serviced through a direct commissioned sales force. Enforcer provides Enforcer-branded products and Zep-branded products to retail channels such as home centers, hardware stores, mass merchandisers, and drug stores.

Textile Rental

        National Linen Service is a leading United States multi-service textile rental company, serving the dining, lodging, and healthcare industries. Products include napkins, table and bed linens, bath towels, pillow cases, bar towels, scrubs and surgical drapery, mats, mops, and restroom supplies. National Linen Service operates from numerous facilities primarily in the southeastern United States.

        National Linen Service's customers include restaurants, hotels, country clubs, retail stores, hospitals, clinics, and doctors' offices. Clean products are delivered to customers, and soiled products are retrieved by route drivers for cleaning. National Linen Service sells its services directly to end users through a salaried and commissioned sales force.

Envelopes

        Atlantic Envelope Company is a leading United States producer of custom envelopes and office products, serving the energy, finance, transportation, direct mail, and package delivery markets. Products include custom business and courier envelopes, as well as specialty filing products. Atlantic Envelope's products are manufactured in eleven plants in the United States.

        Atlantic Envelope serves customers throughout the United States, which include major airlines, banks, credit card companies, and express delivery companies. Products are sold directly to end-users by a commissioned sales team. Specialty products are also sold through dealers.

Financial Results by Industry Segment

        Sales and service revenues, operating profit (loss), total assets, and related data for each of the company's business segments for the three years ended August 31, 2000 are included in Note 10, Business Segment Information, of the Notes to the Consolidated Financial Statements on page 36.

Raw Materials

        No single commodity or supplier in any segment provided a significant portion of the segment's material requirements nor were there any significant shortages of materials or components during the three years ended August 31, 2000.

Seasonality

        Financial results for any particular quarter are not necessarily indicative of results to be expected for the full year. Typically, the company's revenues and income are higher in the second half of its fiscal year.

Customers

        No single customer accounted for more than 10 percent of consolidated revenues during the fiscal years ended August 31, 2000, 1999, and 1998. However, 11 percent and 13 percent of fiscal 2000 revenues in the chemical and envelope segments, respectively, were related to a single customer of each segment, the loss of which would adversely affect the respective segment.

Backlog

        Sales order backlog at August 31, 2000 was $155.2 million, $.6 million, and $53.7 million in the lighting equipment, chemical, and envelope segments, respectively. Sales order backlog at August 31, 1999 was $108.7 million, $1.9 million, and $55.0 million in the lighting equipment, chemical, and envelope segments, respectively.

Competition

        While each of the company's businesses is highly competitive, the competitive conditions and the company's relative position and market share vary widely from business to business. A limited number of competitors of each business are large diversified companies. However, most competitors are smaller companies that frequently specialize in one industry or geographic area, which in many instances increases the intensity of competition. The principal methods of competition include price, quality, brand name recognition, and customer responsiveness.

Research and Development

        The company conducts research and development related to present and future products for its lighting equipment, chemical, and envelope segments. Research and development expenses were $19.1 million in 2000, $8.5 million in 1999, and $13.6 million in 1998.

Environmental Matters

        Management does not anticipate that compliance with current environmental laws and regulations will materially affect the capital expenditures or results of operations of the company or its subsidiaries during the fiscal year ending August 31, 2001. See Note 5, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements on page 30.

Employment

        As of August 31, 2000, the company employed approximately 20,000 people.

Item 2. Properties

        The general offices of the company are located in Atlanta, Georgia. Because of the diverse nature of the operations and the large number of individual locations, it is neither practical nor meaningful to describe each of the operating facilities owned or leased by the company. The following listing summarizes the significant facility categories by business:

                                                      Number of Facilities
                            Division                  Owned          Leased       Nature of Facilities
                            Lighting Equipment         18               7        Manufacturing Facilities
                                                        1               9        Warehouses
                                                        1               1        Distribution Centers
                                                        8              11        Offices

                            Chemical                    5               4        Manufacturing Plants
                                                       16              48        Warehouses
                                                        1               7        Offices
                                                       --               1        Training Center

                            Textile Rental             35               8        Linen Processing Plants
                                                        2              28        Linen Service Centers
                                                       --               1        Distribution Centers
                                                        3               6        Warehouses/Fleet Garages

                            Envelope                    8               3        Manufacturing Plants
                                                       --               2        Warehouses
                                                        1               1        Offices

                            Corporate Office            1              --        Corporate headquarters

Item 3. Legal Proceedings

        The company is neither a party to, nor is its property subject to, any material pending legal proceedings. See Note 5, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements on page 30.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the three months ended August 31, 2000.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        National Service Industries’ common stock is listed on the New York Stock Exchange under the symbol “NSI.” At August 31, 2000, there were 5,903 stockholders of record. The following table sets forth the New York Stock Exchange high and low stock prices and the dividend payments for NSI’s common stock for the periods indicated.

                                                             Price per Share        Dividends
                                                            High         Low        per Share
               2000
               First Quarter                              $ 34         $29 1/4        $ .32
               Second Quarter                               30 3/16     20 1/2          .33
               Third Quarter                                24 3/8      20 3/8          .33
               Fourth Quarter                               23 3/8      18 1/4          .33

               1999
               First Quarter                              $ 40 1/4     $30 15/16      $ .31
               Second Quarter                               38 1/8      31 1/4          .32
               Third Quarter                                41 7/16     29 3/4          .32
               Fourth Quarter                               39          32              .32

Item 6. Selected Financial Data
                                                     2000          1999          1998          1997          1996
                                                         (Dollar amounts in thousands, except per-share data)
              Operating Results
              Net sales of products              $ 2,244,659   $ 1,910,114   $ 1,718,564   $ 1,542,644   $ 1,482,937
              Service revenues                       321,522       309,115       312,746       493,535       530,625
                        Total revenues             2,566,181     2,219,229     2,031,310     2,036,179     2,013,562
              Cost of products sold                1,358,140     1,146,080     1,023,765       924,505       909,870
              Cost of services                       183,867       180,770       183,470       283,024       304,381
              Selling and administrative expenses    797,432       698,196       654,511       655,029       640,048
              Amortization expense                    20,852         7,631         4,666         9,348        10,784
              Interest expense, net                   44,877        14,067           749         1,624         1,565
              Gain on sale of businesses                (356)      (11,220)       (2,449)      (75,097)       (7,579)
              Restructuring expense, asset
                impairments, and other charges             -        (9,291)            -        63,091             -
              Other income, net                       (1,817)       (5,326)       (6,523)       (4,423)       (7,355)
              Income before taxes                    163,186       198,322       173,121       179,078       161,848
              Provision for income taxes              63,316        73,979        64,401        71,800        60,700
              Net Income                         $    99,870   $   124,343   $   108,720   $   107,278   $   101,148

              Per-Share Data
              Net income(1):
                Basic                            $      2.45   $      3.04   $      2.56   $      2.37   $      2.11
                Diluted                                 2.45          3.03          2.53          2.36          2.10
              Cash dividends                            1.31          1.27          1.23          1.19          1.15
              Stockholders' equity                     16.37         15.22         13.96         15.20         15.45

              Financial Ratios
              Current ratio                              1.4           1.6           2.7           2.8           3.1
              Net income as a percent of sales           3.9%          5.6%          5.4%          5.3%          5.0%
              EBITDA as a percent of sales(2)           11.4%         12.2%         11.3%         11.9%         10.6%
              Return on average stockholders'
                equity                                  15.5%         21.2%         17.4%         15.5%         13.6%
              Dividends as a percent of current
               year earnings                            53.4%         41.7%         48.4%         50.5%         54.6%
              EBITDA interest coverage                   6.5          16.0          31.6          39.7          47.6
              Percent of debt to total
                capitalization                          49.0%         47.2%         12.9%          4.6%          4.2%

              Financial Position
              Net working capital                $   221,072   $   256,528   $   385,056   $   498,758   $   408,955

              Short-term debt                    $   257,192   $   114,378   $     7,981   $     5,889   $     6,742
              Long-term debt                         384,242       435,199        78,092        26,197        24,920
              Total debt                             641,434       549,577        86,073        32,086        31,662
              Stockholders' equity                   668,470       615,874       578,901       671,813       718,008
              Capitalization                     $ 1,309,904   $ 1,165,451   $   664,974   $   703,899   $   749,670

(1) In 1998, the company adopted Financial Accounting Standard No. 128, "Earnings per Share." Prior period amounts have been restated in accordance with this statement.
(2) In 2000, the company began calculating EBITDA using gross interest expense (rather than net interest expense). Prior period amounts have been restated in accordance with this treatment.

                                                      2000          1999          1998         1997          1996
                                                         (Dollar amounts in thousands, except per-share data)

              Other Data
              Capital expenditures and
                acquisitions                       $  134,742    $  606,417    $  127,339   $   56,990    $   65,566
              Depreciation and amortization            83,712        55,822        48,846       57,981        58,428
              Total assets                          1,820,139     1,695,789     1,010,684    1,106,352     1,094,646
              Deferred income tax liability            96,153        95,557        40,404       34,093        63,347
              Self-insurance reserves, less
              current portion                          37,484        38,828        44,573       57,056        63,369
              Other long-term liabilities              93,138        86,446        46,719       35,193        27,576
              Weighted average number of shares
                outstanding (in thousands)(1):
                Basic                                  40,708        40,899        42,462       45,191        47,941
                Diluted                                40,727        41,093        43,022       45,534        48,189
              Stockholders                              5,903         6,292         6,774        7,165         6,281
              Employees                                20,000        19,700        16,700       16,100        20,600

              Use of Total Revenues
              Salaries and wages                   $  667,786    $  582,343    $  552,816   $  572,517    $  580,571
              Materials and supplies                1,225,538     1,048,817       955,307      909,082       875,658
              Other operating expenses                451,149       357,854       305,888      334,503       348,143
              Taxes and licenses                      122,194       126,383       111,028      124,805       115,621
              Gain on sale of businesses                 (356)      (11,220)       (2,449)     (75,097)       (7,579)
              Restructuring expense, asset
                impairments, and other charges              -        (9,291)            -       63,091             -
              Dividends paid                           53,357        51,856        52,603       54,222        55,272
              Retained earnings                        46,513        72,487        56,117       53,056        45,876
                                                   $2,566,181    $2,219,229    $2,031,310   $2,036,179    $2,013,562

(1) In 1998, the company adopted Financial Accounting Standard No. 128, "Earnings per Share." Prior period amounts have been restated in accordance with this statement.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        National Service Industries is a diversified service and manufacturing company operating in four segments: lighting equipment, chemicals, textile rental, and envelopes. The company continued in solid financial condition at August 31, 2000. Although down from last year, net working capital remained solid at $221.1 million at August 31, 2000, and the current ratio was 1.4, compared with 1.6 at the prior year end. The decrease in net working capital was primarily the result of an increase in inventory and receivables, offset by an increase in debt to fund capital expenditures and acquisitions and a reclassification of approximately $50.0 million in commercial paper from long-term debt at August 31, 1999 to short-term debt at August 31, 2000. At August 31, 2000, the company's debt to capitalization increased to 49.0 percent compared with 47.2 percent at the prior year end.

Strategic Transactions

        The company periodically implements strategic transactions that, it believes, afford it the opportunity to redeploy resources to create value and position the company for future growth. During the three-year period ending August 31, 2000, the following transactions occurred:

Acquisitions

        Acquisition spending in 2000 totaled $26.3 million and primarily related to the cash-out of remaining Holophane Corporation ("Holophane") shares. The company purchased Holophane, a manufacturer of premium quality, highly engineered lighting fixtures and systems, in July 1999 for approximately $471 million, including approximately $20.0 million for the payoff of Holophane's existing debt. Of the total purchase price, $454.6 million was paid during fiscal 1999 and $16.2 million was paid during fiscal 2000. The remaining $10.1 million spent in 2000 related to several small acquisitions in the textile rental segment.

        In 1999, acquisition spending totaled $534.9 million ($534.1 million in cash and $0.8 million in stock) and was primarily related to the lighting equipment and envelope segments. In addition to Holophane, acquisitions in the lighting equipment segment included the September 1998 purchase of certain assets of GTY Industries (d/b/a "Hydrel"), a manufacturer of architectural-grade light fixtures for landscape, in-grade, and underwater applications; the April 1999 purchase of certain assets of Peerless Corporation ("Peerless"), a manufacturer of high performance indirect/direct suspended lighting products; and the July 1999 purchase of C&G Carandini SA, a manufacturer of exterior lighting fixtures. In February 1999, the envelope segment acquired substantially all of Gilmore Envelope, an envelope manufacturer headquartered in Los Angeles, California. The company also made several minor acquisitions in the textile rental segment.

        In 1998, acquisition spending totaled $45.3 million and was primarily related to the chemical and envelope segments. In November 1997, the chemical segment purchased Pure Corporation, a specialty chemical company with its core businesses in Indiana, Pennsylvania, and New York. In March 1998, the envelope segment purchased Allen Envelope Corporation ("Allen Envelope"), a single-plant, Pennsylvania-based envelope manufacturer, providing the segment with access to markets in the Northeast. In July 1998, the company purchased Calman Australia Pty Ltd ("Calman"). Calman, located in Victoria, Australia, is a manufacturer of cleaning, maintenance, sanitation and industrial products, chemicals, supplies, and accessories. Additionally, the company paid certain performance payments associated with a prior year chemical acquisition.

Divestitures

        There were no significant divestitures in 2000.

        In 1999, proceeds from divestitures totaled $12.0 million and related to the envelope segment's sale of Techno-Aide/Stumb Metal Products in June 1999 resulting in proceeds of $4.2 million and a pretax gain of $2.0 million. Other divestitures during 1999 related to the sale of industrial contracts in the textile rental segment and were not material.

        During 1999, management performed an extensive review of the liabilities recorded in connection with the textile rental segment's 1997 uniform plants divestiture. In 1997, the textile rental segment accrued for items related to its uniform plants including environmental exposures, severance agreements, and costs to return leased facilities to pre-lease condition. The company realized lower costs than originally anticipated associated with these items and, as a result, reduced the liability and recorded a gain of $3.5 million.

        In 1998, divestitures of non-strategic textile rental operations and excess properties resulted in net proceeds of $3.1 million and pretax gains of $2.4 million.

Liquidity and Capital Resources

Operating Activities

        Operations provided cash of $104.9 million in 2000, compared with cash provided of $208.2 million in 1999 and $26.4 million in 1998. The decrease in 2000 related to the increase in receivables and inventory, primarily in the lighting equipment and chemical segments, a decrease in net income, a decrease in current liabilities related to incentive compensation plan payments, and an increase in income tax payments. The increase in 1999 primarily resulted from additional tax payments made in 1998 related to the 1997 textile rental segment divestitures, improved working capital management in the lighting equipment and chemical segments, and an increase in net income.

Investing Activities

        Investing activities used cash of $147.7 million in 2000 and $598.0 million in 1999 and provided cash of $81.3 million in 1998. The change in fiscal 2000 investing cash flows primarily related to a decrease in acquisition spending, offset somewhat by an increase in capital expenditures. The change in investing cash flows during 1999 was a result of the significant increase in acquisition spending coupled with the liquidation of short-term investments during 1998 that was not repeated during 1999.

        Acquisition spending during fiscal 2000 was $26.3 million and related primarily to the cash-out of remaining Holophane shares and several small acquisitions in the textile rental segment. Prior year acquisition spending of $534.9 million related to the lighting equipment segment's purchase of Holophane, certain assets of GTY Industries (d/b/a "Hydrel"), certain assets of Peerless, and C&G Carandini SA. In addition, prior year acquisition spending included the envelope segment's purchase of substantially all of Gilmore Envelope and several minor acquisitions in the textile rental segment.

        Capital expenditures were $108.4 million in 2000, compared with $72.3 million in 1999 and $82.0 million in 1998. Capital spending in 2000 primarily pertained to the lighting equipment, envelope, and textile rental segments. The lighting equipment segment invested in land, buildings, and equipment for a new plant and in an office facility. Capital expenditures in the envelope segment primarily related to manufacturing process improvements, new folding capacity, and information systems. Expenditures in the textile rental segment related to replacing old equipment and delivery truck purchases and refurbishments. The lighting equipment segment's capital expenditures in 1999 related to the purchase of land and buildings for a new plant, manufacturing improvements and upgrades for capacity expansion, and implementation of new technology. Expenditures in the textile rental segment during 1999 were for implementation of new technology, production enhancements, and delivery truck purchases and refurbishments. The envelope segment's expenditures related primarily to manufacturing process improvements, information systems, facility expansion, and new folding capacity. During 1998, the lighting equipment segment invested in facility expansions and manufacturing process improvements, the textile rental segment invested in a merchandise tracking system and fleet refurbishment, and the envelope segment invested in facility and machinery replacements. In 2001, capital expenditures are expected to approximate $72.9 million as the company continues to invest capital in technology and facilities. Contractual commitments for capital and acquisition spending for fiscal year 2001 approximate $19.8 million.

Financing Activities

        Financing activities provided cash of $42.4 million and $372.9 million during 2000 and 1999, respectively, and used cash of $145.2 million in 1998. The decrease in cash provided by financing activities in 2000 primarily related to the decrease in cash provided by net borrowings. Cash provided by net borrowings decreased $371.3 million to $91.9 million in fiscal 2000. Fiscal 2000 borrowings were used for general operating purposes, including working capital requirements and capital expenditures. Fiscal 1999 borrowings were used primarily to finance acquisitions, treasury share purchases, and other general operating purposes. Employee Stock Purchase Plan issuances and stock options exercised provided $3.9 million during fiscal 2000, while treasury share transactions used $38.4 million during fiscal 1999. The company suspended its treasury share repurchase program in the third quarter of fiscal 1999.

        In the three years ended August 31, 2000, the company distributed approximately $353.8 million to stockholders through share repurchases and dividends. There were no treasury share repurchases during 2000. Cash of $42.0 million and $154.0 million was utilized for share repurchases of 1.2 million and 3.0 million shares in 1999 and 1998, respectively. Included in the 1998 amount was a supplemental authorization for the repurchase of 1.25 million shares granted as a result of the textile rental divestiture transaction. Additionally, the company distributed cash of $53.4 million, $51.9 million, and $52.6 million in 2000, 1999, and 1998, respectively, to the company's stockholders in the form of dividends. The increase in dividends to $1.31 per share in 2000 from $1.27 per share in 1999 represented an increase of 3.1 percent, marking the sixty-fourth consecutive year of quarterly dividends without a decrease.

        In 1996, the company negotiated a $250.0 million multi-currency committed credit facility (the "Credit Facility") with ten domestic and international banks. The Credit Facility has a term of five years, expiring in July 2001, with no provision for a reduction in commitments. The Credit Facility contains restrictions on the incurrence of additional indebtedness by subsidiaries, as well as financial and other covenants, including the restriction that the company's ratio of total debt to capitalization may not exceed 60 percent. In July 1999, the company entered into an additional $250.0 million, 364-day committed credit facility (the "Revolving Credit Facility") which was renewed in July 2000 and expires in July 2001. Each credit facility permits certain subsidiaries of the company to borrow under such facility, and the company guarantees these borrowings. The combined $500.0 million under the Credit Facility and the Revolving Credit Facility support the company's commercial paper program.

        At August 31, 2000, the company had $236.7 million outstanding under its commercial paper program, which is included in current liabilities, at an average interest rate of 6.82 percent.

        The company has complimentary uncommitted lines of credit totaling $128.9 million for general operating purposes, of which $28.9 million is designated as multi-currency. At August 31, 2000, the company had $20.3 million of foreign currency short-term bank borrowings outstanding under the multi-currency lines of credit at a weighted average interest rate of 5.4 percent. At August 31, 2000, $74.4 million in letters of credit were outstanding, primarily under the domestic uncommitted line of credit.

        In January 1999, the company issued $160.0 million in ten-year publicly traded notes bearing a coupon rate of 6.0 percent. Proceeds were used for the repayment of $80.0 million in borrowings under the Credit Facility, of which $52.0 million was outstanding under the domestic uncommitted line of credit at August 31, 1998. The remainder was used for general operating purposes including working capital requirements, capital expenditures, acquisitions, and share repurchases. In August 2000, the company issued $200.0 million in ten-year publicly traded notes bearing a coupon rate of 8.375 percent. Proceeds were used for the repayment of borrowings under the company's commercial paper program.

        Management believes current cash balances, anticipated cash flows from operations, and available funds from the commercial paper program or the committed credit facilities, and the complimentary uncommitted lines of credit are sufficient to meet the company's planned level of capital spending and general operating cash requirements for the next twelve months.

Results of Operations
(In millions, except per-share amounts)
                                                                       Year Ended August 31,
                                                                   2000        1999       1998

Sales and Service Revenues:
Lighting Equipment                                               $ 1,511.6   $ 1,220.6  $ 1,105.3
Chemical                                                             511.1       487.8      454.5
Textile Rental                                                       321.5       309.1      312.7
Envelope                                                             221.9       201.7      158.8
                                                                 $ 2,566.1   $ 2,219.2  $ 2,031.3
Operating Profit (Loss):
Lighting Equipment                                               $   144.1   $   121.8  $   109.3
Chemical                                                              48.7        45.2       36.5
Textile Rental                                                        28.2        42.9       29.7
Envelope                                                               5.1        17.7       13.3
                                                                     226.1       227.6      188.8
Corporate                                                            (18.0)      (15.2)     (14.9)
Interest expense, net                                                (44.9)      (14.1)      (0.8)
                                                                 $   163.2   $   198.3  $   173.1
Net Income                                                       $    99.9   $   124.3  $   108.7

Earnings per Share:
Basic                                                            $    2.45   $    3.04  $    2.56
Diluted                                                          $    2.45   $    3.03  $    2.53

        National Service Industries posted revenues of $2.6 billion for the fiscal year ended August 31, 2000. The revenue increase in comparison to the prior year resulted from 1999 acquisitions and core growth across the business segments. Revenues in 1999 were $2.2 billion, representing an increase in comparison to 1998 as a result of higher lighting equipment, chemical, and envelope revenues of approximately $192.0 million, partially offset by a slight decrease in revenue in the textile rental segment.

        Net income in fiscal 2000 decreased $24.4 million to $99.9 million, or $2.45 per basic and diluted share, primarily as a result of unusual gains included in the textile rental segment’s 1999 results that were not repeated during 2000 and increased interest expense related to higher debt levels for financing capital expenditures, prior year acquisitions, and increased inventory and receivables. Additionally, lower operating profit in the envelope segment negatively impacted fiscal 2000 net income. Net income for 1999 increased $15.6 million, or 14.4 percent, to a record level of $124.3 million, or $3.04 per basic share, $3.03 diluted. Fiscal 1999 earnings per share grew at the higher rate of 18.8 percent per basic share and 19.8 percent per diluted share due to a reduction of 1.6 million basic and 1.9 million diluted average shares outstanding.

        Lighting equipment segment sales grew $291.0 million, or 23.8 percent, to $1.5 billion in 2000. The growth in sales primarily related to the acquisitions of Holophane and Peerless. Operating profit increased primarily as a result of the acquisitions of Holophane and Peerless, growth in the segment’s core business, and containment of fixed costs, offset somewhat by a $1.0 million pretax charge during the first quarter of fiscal 2000 for closing a manufacturing facility in California. Although the non-residential construction market remained strong throughout fiscal 2000, the company forecasts a five percent decline in next calendar year’s non-residential construction market. The company expects to partially offset the impact of the anticipated slowing market with cost-saving initiatives and the achievement of synergies related to the Holophane acquisition. Sales grew $115.3 million, or 10.4 percent, to $1.2 billion in 1999. Continued strength in the non-residential construction market and the acquisitions of Hydrel, Peerless, and Holophane contributed to the growth in sales. As a result of the increased sales and manufacturing cost savings, operating profit increased 11.4 percent in 1999.

        Chemical segment revenues for 2000 increased $23.3 million, or 4.8 percent, to $511.1 million. Increased revenues related primarily to growth in the retail channel and higher revenue in the institutional and industrial channels. Operating profit increased $3.5 million, or 7.7 percent, to $48.7 million. The increase in operating profit resulted from the increased revenue, offset somewhat by a $2.0 million pretax charge for the disposal of obsolete retail chemical inventories in the fourth quarter of fiscal 2000 and lower operating profit from the segment’s international operations. The chemical segment’s international operations were negatively impacted by severance costs and weakening currencies. During 2000, the company reorganized its three chemical companies. Under the new structure, the company expects to benefit from shared resources but will continue to maintain separate sales forces and product brand identities. Revenues in 1999 increased $33.3 million, or 7.3 percent, to $487.8 million. The increase in fiscal 1999 revenue was a result of continued growth in the retail channel, higher revenue in the industrial and institutional distribution channels, inclusion of a full year of Calman, and other international revenue. Operating profit increased $8.7 million, or 24.0 percent, to $45.2 million as a result of the increased revenues, lower operating costs, and severance costs included in 1998 that were not repeated in 1999.

        Textile rental segment revenues, representing all of the company’s service revenues, increased 4.0 percent during 2000 to $321.5 million, as a result of several small acquisitions and growth in the segment’s core business. Operating profit decreased $14.7 million, or 34.3 percent, as a result of last year’s unusual gains which were not repeated in 2000. The unusual gains were related to the 1997 uniform plants divestiture, 1997 restructuring activities, and other gains recognized on the sale of businesses. Excluding the unusual gains, fiscal 2000 operating profit increased by $3.8 million as a result of the increase in revenue, lower workers compensation expense, and productivity improvements, offset somewhat by increased fuel costs. In 1999, revenues decreased 1.2 percent to $309.1 million, primarily as a result of the sale of industrial contracts and the rationalization of unprofitable accounts. Operating profit increased 44.4 percent to $42.9 million, primarily as a result of gains recognized on the sale of businesses and adjustments made to amounts accrued in connection with the 1997 uniform plants divestiture and 1997 restructuring activities.

        In 1997, the textile rental segment accrued for items related to the sale of its uniform plants, including environmental exposures, severance agreements, and costs to return leased facilities to pre-lease condition. The company realized lower costs than originally anticipated and recorded a gain of $3.5 million during 1999 as discussed in “Strategic Transactions.” In 1997, the segment also recorded an impairment charge and accrued for items related to restructuring activities that primarily related to branch consolidations and asset dispositions. In addition to realizing lower than anticipated costs, management determined that it was more economically feasible to continue to operate certain locations that were to be disposed of in the original plan. As a result, the related reserve and impairments were reversed and $9.3 million in income was recorded during 1999. Excluding unusual gains and other non-operating items in 1999 and 1998, operating profit during 1999 increased slightly due to the segment’s focus on lowering merchandise costs and improving production efficiencies.

        Envelope segment revenue increased $20.2 million, or 10 percent, due to prior year acquisitions and growth in the segment’s core business. Operating profit decreased $12.6 million to $5.1 million as a result of lower average margins from prior year acquisitions and higher paper prices, labor costs, and costs associated with initiatives to improve future productivity. In addition, prior year operating profit included a $2.0 million pretax gain on the sale of Techno-Aide/Stumb Metal Products that was not repeated in the current year.

        The productivity initiatives included the installation of several new high-speed machines and the implementation of an enterprise-wide operating system. The segment will continue these initiatives and is expected to return to normal production schedules, maximize operating efficiencies associated with the new equipment, and improve its sales mix by focusing on higher margin business. In 1999, revenues increased $43.0 million, or 27.1 percent, to $201.7 million primarily as a result of the acquisitions of Gilmore Envelope in February 1999 and Allen Envelope in March 1998. Operating profit for the segment increased 32.9 percent to $17.7 million primarily as a result of the gain on the sale of Techno-Aide/Stumb Metal Products, as discussed in “Strategic Transactions,” the acquisition of Gilmore Envelope, and increased revenues.

        Corporate expenses in 2000 increased $2.9 million primarily due to higher costs related to strategic initiatives, partially offset by lower compensation expense. Corporate expenses in 1999 approximated those in 1998. Net interest expense increased $30.8 million in 2000 as a result of higher debt levels required for financing acquisitions as well as higher capital expenditures and working capital. Net interest expense increased $13.3 million in 1999 as a result of higher average debt levels coupled with lower average cash balances.

        Consolidated income before taxes decreased $35.1 million, or 17.7 percent, to $163.2 million primarily due to unusual gains included in last year’s results that were not repeated in 2000, increased interest expense, and lower operating profit in the envelope segment, partially offset by increased operating profit from the lighting equipment and chemical segments. Income before taxes increased $25.2 million, or 14.6 percent, to $198.3 million in 1999 primarily due to increased income from the lighting equipment, chemical, and envelope segments. Additionally, gains realized on the sale of businesses and related to adjustments to restructuring reserves and impairments originally recorded in 1997 in the textile rental segment positively affected 1999 income. The provision for income taxes was 38.8 percent, 37.3 percent, and 37.2 percent in 2000, 1999, and 1998, respectively. The increase in the provision for income taxes primarily relates to goodwill recorded in the Holophane acquisition, which is not deductible for tax purposes.

Environmental Matters

        See Note 5: Commitments and Contingencies in the Notes to the Consolidated Financial Statements for a discussion of environmental matters.

Outlook

        Management continues to execute its strategic plan to grow internally. Fiscal 2001 sales from the existing businesses are anticipated to grow at a rate of three to five percent led primarily by the lighting equipment and chemical segments. Management expects earnings to be in line with or only slightly ahead of 2000 results due to an anticipated decline in next calendar year’s non-residential construction market and other trends such as increased oil prices and higher interest rates that point to an economic slowdown. With each of the segments anticipating higher material, labor, and fuel costs, a slowdown may intensify pricing pressures and limit the company’s ability to pass along these additional costs in the form of price increases. Additionally, the company will incur costs to improve the flexibility of its cost structure to better position the company for the slowdown. As a result of these factors, combined with an expected increase in interest expense, earnings for the first half of the year could be as much as thirty percent lower than last year’s results during the same period. However, the company expects to deliver improved earnings results during the second half of the year as the company benefits from initiatives taken to improve the cost structure and the realization of synergies from the Holophane acquisition. Additionally, the company intends to complete the chemical segment reorganization and return the envelope segment’s operating margins to historic levels.

Cautionary Statement Regarding Forward-Looking Information

        Certain information contained herein constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are inherently uncertain and involve risks. Consequently, actual results may differ materially from those indicated by the forward-looking statements. Statements that may be considered forward looking include statements concerning: (a) the company’s expectations or beliefs with respect to the outcome and impact of environmental issues and legal proceedings on the company’s business, financial condition, or results of operations; (b) management’s expectations with respect to the company’s plan for strategic growth; (c) management’s expectations with regard to projected capital expenditures and future cash flows; (d) forecasted declines in next calendar year’s non-residential construction market; (e) the expected benefits of cost-saving initiatives and the achievement of synergies related to the Holophane acquisition in the lighting equipment segment; (f) the completion of the chemical segment reorganization and the anticipated benefits from shared resources associated with the reorganization of the chemical segment; (g) expected benefits of productivity initiatives in the envelope segment including the segment’s return to normal production schedules, the achievement of operating efficiencies associated with new equipment, the expected improvement of the segment’s sales mix by focusing on higher margin business, and the return of the segment’s operating margins to historic levels; (h) future revenue and earnings during the first half, second half, and full fiscal year of 2001; (i) expectations regarding an economic slowdown; (j) anticipated higher material, labor, and fuel costs and their impact on pricing, and the company’s limited ability to pass along higher costs in the form of price increases; (k) the taking of steps to improve the flexibility of the company’s cost structure and the impact of these steps on earnings; and (l) increased interest expense. A variety of risks and uncertainties could cause the company’s actual results to differ materially from the anticipated results or other expectations expressed in the company’s forward-looking statements. The risks and uncertainties include without limitation the following: (a) the uncertainty of general business and economic conditions, including the potential for a greater-than-expected slowdown in non-residential construction awards, fluctuations in commodity and raw materials prices, interest rate changes, and foreign currency fluctuations; (b) unexpected outcomes in the company’s legal proceedings; (c) the company’s ability to realize the anticipated benefits of strategic initiatives related to increased productivity, new product development, technological advances, cost synergies, and the achievement of sales growth across the business segments; (d) the achievement of sales synergies related to the Holophane acquisition; (e) the achievement of cost synergies related to the reorganization of the chemical segment; and (f) the successful completion of changes to manufacturing operations.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Disclosures about Market Risk

        The company is exposed to market risks that may impact the Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows due to changing interest rates and foreign exchange rates. The company does not currently participate in any significant hedging activities, nor does it utilize any significant derivative financial instruments. The following discussion provides additional information regarding the company’s market risks.

        Interest Rates. The company’s commercial paper, notes payable, fixed-rate notes, and other long-term debt are subject to interest rate fluctuations. These fluctuations expose the company to changes in interest expense, cash flows, and the fair market value of the instruments. The company’s variable-rate debt amounted to $279.3 million at August 31, 2000. Based on outstanding borrowings at year end, a 10 percent adverse change in effective market interest rates at August 31, 2000 would result in additional annual after-tax interest expense of approximately $1.2 million. Although a fluctuation in interest rates would not affect interest expense or cash flows related to the company’s $360.0 million publicly traded notes, a 10 percent adverse change in effective market interest rates at August 31, 2000 would decrease the fair value of the notes to approximately $322.8 million.

        Foreign Exchange Rates. The majority of the company’s revenue, expense, and capital purchases are transacted in U.S. dollars. International operations, primarily of the lighting equipment and chemical segments, represented less than 10 percent of sales and service revenues, operating profit (loss), and long-lived assets. The company does not believe a 10 percent fluctuation in average foreign currency rates would have a material effect on its consolidated financial statements or results of operations.

Item 8. Financial Statements and Supplementary Data

                                                                                            Page

  Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years
     ended August 31, 2000, 1999, and 1998................................................   18

  Consolidated Statements of Cash Flows for the years ended August 31, 2000, 1999, and
     1998.................................................................................   19

  Notes to Consolidated Financial Statements..............................................   20

REPORT OF MANAGEMENT
NATIONAL SERVICE INDUSTRIES, INC.

        The management of National Service Industries, Inc. is responsible for the integrity and objectivity of the financial information in this annual report. These financial statements are prepared in conformity with generally accepted accounting principles, using informed judgments and estimates where appropriate. Where applicable, the information in other sections of this report is consistent with the financial statements. The company maintains a system of internal controls and accounting policies and procedures designed to provide reasonable assurance that assets are safeguarded and transactions are executed and recorded in accordance with management’s authorization. The audit committee of the Board of Directors, composed entirely of outside directors, is responsible for monitoring the company’s accounting and reporting practices. The audit committee meets regularly with management, the internal auditors, and the independent public accountants to review the work of each and to assure that each performs its responsibilities. Both the internal auditors and Arthur Andersen LLP have unrestricted access to the audit committee allowing open discussion, without management’s presence, on the quality of financial reporting and the adequacy of internal accounting controls.

          James S. Balloun                        Brock A. Hattox                  Robert R. Burchfield
       Chairman, President, and              Executive Vice President and            Vice President and
       Chief Executive Officer                 Chief Financial Officer                   Controller
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of National Service Industries, Inc.:

        We have audited the accompanying consolidated balance sheets of National Service Industries, Inc. (a Delaware corporation) and subsidiaries as of August 31, 2000 and 1999 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended August 31, 2000. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Service Industries, Inc. and subsidiaries as of August 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2000 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Atlanta, Georgia
October 9, 2000

                                                    CONSOLIDATED BALANCE SHEETS

                                                 NATIONAL SERVICE INDUSTRIES, INC.
                                          (In thousands, except share and per-share data)

                                                                                               August 31,
                                                                                            2000         1999

                                                 ASSETS
                  Current Assets:
                    Cash and cash equivalents                                           $     1,510  $     2,254
                    Receivables, less reserves for doubtful accounts of $7,537
                      in 2000 and $6,306 in 1999                                            423,912      382,188
                    Inventories, at the lower of cost (on a first-in,
                      first-out basis) or market                                            257,579      218,191
                    Linens in service, net of amortization                                   57,162       58,875
                    Deferred income taxes                                                    10,285       10,271
                    Prepayments                                                              11,276        8,634
                           Total Current Assets                                             761,724      680,413
                  Property, Plant, and Equipment, at cost:
                    Land                                                                     28,697       25,764
                    Buildings and leasehold improvements                                    206,946      186,776
                    Machinery and equipment                                                 559,483      587,719
                           Total Property, Plant, and Equipment                             795,126      800,259
                    Less-- Accumulated depreciation and amortization                        368,067      417,946
                           Property, Plant, and Equipment-- net                             427,059      382,313
                  Other Assets:
                    Goodwill and other intangibles                                          536,009      551,995
                    Other                                                                    95,347       81,068
                           Total Other Assets                                               631,356      633,063
                           Total Assets                                                 $ 1,820,139  $ 1,695,789

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                  Current Liabilities:
                    Current maturities of long-term debt                                $       201  $       368
                    Commercial paper, short-term                                            236,706      102,539
                    Notes payable                                                            20,285       11,471
                    Accounts payable                                                        135,854      132,567
                    Accrued salaries, commissions, and bonuses                               54,158       65,458
                    Current portion of self-insurance reserves                                7,006        8,785
                    Accrued taxes payable                                                     1,924       12,203
                    Other accrued liabilities                                                84,518       90,494
                           Total Current Liabilities                                        540,652      423,885
                  Long-Term Debt, less current maturities                                   384,242      435,199
                  Deferred Income Taxes                                                      96,153       95,557
                  Self-Insurance Reserves, less current portion                              37,484       38,828
                  Other Long-Term Liabilities                                                93,138       86,446
                  Commitments and Contingencies (Note 5)

                  Stockholders' Equity:
                    Series A participating preferred stock, $.05 stated value,
                      500,000 shares authorized, none issued
                    Preferred stock, no par value, 500,000 shares authorized,
                      none issued
                    Common stock, $1 par value, 120,000,000 shares authorized,
                      57,918,978 shares issued in 2000 and 1999                              57,919       57,919
                    Paid-in capital                                                          29,657       29,055
                    Retained earnings                                                     1,022,974      976,461
                    Accumulated other comprehensive income items                            (12,777)      (9,326)
                                                                                          1,097,773    1,054,109
                    Less-- Treasury stock, at cost (17,090,414 shares in
                      2000 and 17,449,752 shares in 1999)                                   429,303      438,235
                           Total Stockholders' Equity                                       668,470      615,874
                           Total Liabilities and Stockholders' Equity                   $ 1,820,139  $ 1,695,789

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                                 CONSOLIDATED STATEMENTS OF INCOME

                                                 NATIONAL SERVICE INDUSTRIES, INC.
                                               (In thousands, except per-share data)

                                                                                 Years Ended August 31,
                                                                             2000          1999         1998

                   Sales and Service Revenues:
                     Net sales of products                                $2,244,659    $1,910,114   $1,718,564
                     Service revenues                                        321,522       309,115      312,746
                             Total Sales and Service Revenues              2,566,181     2,219,229    2,031,310

                   Costs and Expenses:
                     Cost of products sold                                 1,358,140     1,146,080    1,023,765
                     Cost of services                                        183,867       180,770      183,470
                     Selling and administrative expenses                     797,432       698,196      654,511
                     Amortization expense                                     20,852         7,631        4,666
                     Interest expense, net                                    44,877        14,067          749
                     Gain on sale of businesses                                 (356)      (11,220)      (2,449)
                     Restructuring expense, asset impairments, and
                        other charges                                              -        (9,291)           -
                     Other income, net                                        (1,817)       (5,326)      (6,523)
                             Total Costs and Expenses                      2,402,995     2,020,907    1,858,189
                   Income before Provision for Income Taxes                  163,186       198,322      173,121
                   Provision for Income Taxes                                 63,316        73,979       64,401
                   Net Income                                             $   99,870    $  124,343   $  108,720

                   Basic Earnings per Share                               $     2.45    $     3.04   $     2.56

                   Basic Weighted Average Number of Shares Outstanding        40,708        40,899       42,462

                   Diluted Earnings per Share                             $     2.45    $     3.03   $     2.53

                   Diluted Weighted Average Number of Shares
                        Outstanding                                           40,727        41,093       43,022

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                      AND COMPREHENSIVE INCOME

                                                 NATIONAL SERVICE INDUSTRIES, INC.
                                         (In thousands, except share and per-share data)

                                                                                             Accumulated
                                                                                                Other
                                          Comprehensive    Common     Paid-in   Retained    Comprehensive   Treasury
                                             Income         Stock     Capital   Earnings    Income Items      Stock       Total
 Balance, August 31, 1997                                $  57,919  $ 25,521  $   847,857     $ (6,812)    $ (252,672) $  671,813
 Comprehensive income:
   Net income                               $ 108,720           --        --      108,720           --             --     108,720
   Other comprehensive income, net of
     tax:
     Foreign currency translation
       adjustments                             (4,528)          --        --           --       (4,528)            --      (4,528)
     Minimum pension liability
       adjustment (net of tax of $10)             (17)          --        --           --          (17)            --         (17)
     Other comprehensive income                (4,545)
         Comprehensive income               $ 104,175

 Treasury stock purchased(1)                                    --        --           --           --       (154,032)   (154,032)
 Stock options exercised(2)                                     --       625           --           --          3,305       3,930
 Treasury stock issued in connection
   with acquisition(3)                                          --     2,104           --           --          2,896       5,000
 Employee Stock Purchase Plan
   issuances(4)                                                 --       271           --           --            347         618
 Cash dividends of $1.23 per share paid
   on common stock                                              --        --      (52,603)          --             --     (52,603)
 Balance, August 31, 1998                                   57,919    28,521      903,974      (11,357)      (400,156)    578,901
 Comprehensive income:
   Net income                               $ 124,343           --        --      124,343           --             --     124,343
   Other comprehensive income, net of
     tax:
     Foreign currency translation
       adjustments                              2,022           --        --           --        2,022             --       2,022
     Minimum pension liability
       adjustment (net of tax of $4)                9            --        --           --            9             --           9
     Other comprehensive income                 2,031
       Comprehensive income                 $ 126,374

 Treasury stock purchased(5)                                    --        --           --           --        (41,954)    (41,954)
 Stock options exercised(6)                                     --        58           --           --            435         493
 Treasury stock issued in connection
   with acquisition(7)                                          --       200           --           --            645         845
 Employee Stock Purchase Plan
   issuances(8)                                                 --       276           --           --          2,795       3,071
 Cash dividends of $1.27 per share paid
   on common stock                                              --        --      (51,856)          --             --     (51,856)
 Balance, August 31, 1999                                   57,919    29,055      976,461       (9,326)      (438,235)    615,874
 Comprehensive income:
   Net income                               $  99,870           --        --       99,870           --             --      99,870
   Other comprehensive income, net of
     tax:
     Foreign currency translation
       adjustments                             (3,448)          --        --           --       (3,448)            --      (3,448)
     Minimum pension liability
       adjustment (net of tax of $1)               (3)          --        --           --           (3)            --          (3)
     Other comprehensive income                (3,451)
       Comprehensive income                 $  96,419

 Stock options exercised(9)                                     --        98           --           --            643         741
 Treasury stock issued in connection
   with Long-Term Incentive Program(10)                         --     1,245           --           --          4,422       5,667
 Employee Stock Purchase Plan
   issuances(11)                                                --      (741)          --           --          3,867       3,126
 Cash dividends of $1.31 per share paid
   on common stock                                              --        --      (53,357)          --             --     (53,357)
 Balance, August 31, 2000                                $  57,919  $ 29,657  $ 1,022,974     $(12,777)    $ (429,303) $  668,470
__________

(1) 3,025,162 shares. (2) 142,568 shares. (3) 130,804 shares. (4) 14,284 shares. (5) 1,153,099 shares. (6) 21,357 shares. (7) 26,495 shares. (8) 112,835 shares. (9) 29,350 shares. (10) 176,033 shares. (11) 153,955 shares.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 NATIONAL SERVICE INDUSTRIES, INC.
                                                           (In thousands)

                                                                                   Years Ended August 31,
                                                                                2000        1999         1998
                   Cash Provided by (Used for) Operating Activities
                   Net income                                                $  99,870   $ 124,343    $ 108,720
                   Adjustments to reconcile net income to net cash
                   provided by operating activities:
                     Depreciation and amortization                              83,712      55,822       48,846
                     Provision for losses on accounts receivable                 4,792       3,651        3,558
                     Gain on the sale of property, plant, and equipment         (1,254)     (1,098)      (3,400)
                     Gain on sale of businesses                                   (356)    (11,220)      (2,449)
                     Restructuring expense, asset impairments, and other
                       charges                                                       -      (9,291)           -
                     Change in non-current deferred income taxes                 6,491       4,860        6,311
                     Change in assets and liabilities net of effect of
                       acquisitions and divestitures--
                       Receivables                                             (42,948)    (24,207)     (47,564)
                       Inventories and linens in service, net                  (37,210)     10,371      (16,995)
                       Current deferred income taxes                            (2,395)     12,486       (4,383)
                       Prepayments                                              (1,469)        517          493
                       Accounts payable and accrued liabilities                (10,502)     42,323      (64,830)
                       Self-insurance reserves and other long-term
                         liabilities                                             6,158        (360)      (1,944)
                            Net Cash Provided by Operating Activities          104,889     208,197       26,363

                   Cash Provided by (Used for) Investing Activities
                   Sale of short-term investments                                    -           -      205,302
                   Purchases of property, plant, and equipment                (108,398)    (72,285)     (82,034)
                   Sale of property, plant, and equipment                        3,813       3,996        6,814
                   Sale of businesses                                                -      11,962        3,064
                   Acquisitions                                                (26,344)   (534,132)     (45,305)
                   Change in other assets                                      (16,800)     (7,527)      (6,532)
                            Net Cash (Used for) Provided by Investing
                              Activities                                      (147,729)   (597,986)      81,309

                   Cash Provided by (Used for) Financing Activities
                   Proceeds from notes payable, net                              8,814       3,588          805
                   Issuances (repayments) of commercial paper, net (less
                   than 90 days)                                               (87,762)    352,265            -
                   Issuances of commercial paper (greater than 90 days)        194,953           -            -
                   Repayments of commercial paper (greater than 90 days)      (222,750)          -            -
                   Proceeds from issuances of long-term debt                   199,798     267,585       52,000
                   Repayments of long-term debt                                 (1,196)   (160,304)        (957)
                   Issuance (purchase) of treasury stock, net                    3,867     (38,390)    (144,484)
                   Cash dividends paid                                         (53,357)    (51,856)     (52,603)
                            Net Cash Provided by (Used for) Financing
                              Activities                                        42,367     372,888     (145,239)

                   Effect of Exchange Rate Changes on Cash                        (271)          9         (410)

                   Net Change in Cash and Cash Equivalents                        (744)    (16,892)     (37,977)
                   Cash and Cash Equivalents at Beginning of Year                2,254      19,146       57,123
                   Cash and Cash Equivalents at End of Year                  $   1,510   $   2,254    $  19,146

                   Supplemental Cash Flow Information:
                     Income taxes paid during the year                       $  66,705   $  40,799    $ 100,270
                     Interest paid during the year                              43,977      15,660        7,025
                   Noncash Investing and Financing Activities:
                     Treasury shares issued under long-term incentive plan   $   5,667   $       -    $       -
                     Noncash aspects of sale of businesses -
                       Receivables incurred                                  $       -   $     396    $       -
                       Liabilities assumed                                           -         954          166
                     Noncash aspects of acquisitions -
                       Assets acquired                                       $  10,699   $ 660,238    $  51,190
                       Liabilities assumed or incurred                             569     125,261        5,885
                       Treasury stock issued                                         -         845        5,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NATIONAL SERVICE INDUSTRIES, INC.
(In thousands, except share and per-share data)

Note 1. Summary of Accounting Policies

Description of Business

        The company operates in four business segments — lighting equipment, chemicals, textile rental, and envelopes — each of which is a leading competitor in its respective markets. The lighting equipment segment produces a variety of fluorescent and non-fluorescent fixtures for markets throughout the United States, Canada, Mexico, and overseas. The chemical segment produces maintenance, sanitation, and water treatment products for customers throughout the United States, Canada, Puerto Rico, Western Europe, and Australia. The textile rental segment provides linens and dust control products to healthcare, lodging, and dining customer segments in the United States. The envelope segment produces business and specialty envelopes in the United States.

Revenue Recognition and Product Warranty

        The company records revenues as products are shipped or as services are rendered. A provision for estimated returns, allowances, and warranty costs is recorded when products are shipped.

Principles of Consolidation

        The consolidated financial statements include the accounts of the company and all subsidiaries after elimination of significant intercompany transactions and accounts.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents, and Short-Term Investments

        Cash in excess of daily requirements is invested in time deposits and marketable securities and is included in the accompanying balance sheets at market value. The company considers time deposits and marketable securities purchased with an original maturity of three months or less to be cash equivalents. Investments purchased with a maturity of more than three months and less than a year are considered short-term investments. There were no short-term investments at August 31, 2000 and 1999.

Concentrations of Credit Risk

        Concentrations of credit risk with respect to receivables are limited due to the wide variety of customers and markets using the company’s products and services, as well as their dispersion across many different geographic areas. As a result, as of August 31, 2000, the company does not consider itself to have any significant concentrations of credit risk.

Inventories and Linens in Service

        Inventories are valued at the lower of cost (on a first-in, first-out basis) or market and consisted of the following at August 31, 2000 and 1999:

                                                                         2000      1999
                                         Raw materials and supplies   $104,566  $  99,249
                                         Work in progress               20,262     16,718
                                         Finished goods                132,751    102,224
                                                                      $257,579  $ 218,191

        Linens in service are recorded at cost and are amortized over their estimated useful lives of 12 to 60 months.

Goodwill and Other Intangibles

        Goodwill of $3,460 was recognized in connection with a 1969 acquisition and is not being amortized. Remaining amounts of goodwill ($368,019 in 2000 and $385,380 in 1999) and other intangible assets are being amortized on a straight-line basis over various periods ranging from 3 to 40 years.

        The company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of goodwill and other long-lived assets or whether the remaining balance of goodwill should be evaluated for possible impairment. The company uses an estimate of related undiscounted cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

Depreciation

        For financial reporting purposes, depreciation is determined principally on a straight-line basis using estimated useful lives of plant and equipment (25 to 40 years for buildings and 3 to 16 years for machinery and equipment) while accelerated depreciation methods are used for income tax purposes. Leasehold improvements are amortized over the life of the lease or the useful life of the improvement, whichever is shorter.

Research and Development

        Research and development costs are expensed as incurred. Research and development expenses amounted to $19,088, $8,482, and $13,577 during 2000, 1999, and 1998, respectively.

Foreign Currency Translation

        The functional currency for the company’s foreign operations is the local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses, net of applicable income taxes, resulting from the translation are included in “Accumulated Other Comprehensive Income Items” in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income and are excluded from net income.

        Gains or losses resulting from foreign currency transactions are included in “Other income, net” in the Consolidated Statements of Income and were insignificant in 2000, 1999, and 1998.

Postretirement Healthcare and Life Insurance Benefits

        The company’s retiree medical plans are financed entirely by retiree contributions; therefore, the company has no liability in connection with them. Several programs provide limited retiree life insurance benefits. The liability for these plans is not material.

Postemployment Benefits

        Statement of Financial Accounting Standards (“SFAS”) No. 112, “Employers’ Accounting for Postemployment Benefits,” requires the accrual of the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. The company’s accrual, which is not material, relates primarily to severance agreements and the liability for life insurance coverage for certain eligible employees.

Interest Expense, Net

        Interest expense, net, is comprised primarily of interest expense on long-term debt, credit facility borrowings, commercial paper, and line of credit borrowings offset by interest income on cash, cash equivalents, and short-term investments.

Other Income, Net

        Other income, net, is comprised primarily of gains resulting from the sale of fixed assets.

Accounting Standards Yet to be Adopted

        SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” was issued in June 1998 and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In addition, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of FASB Statement No. 133,” was issued in June 2000 and is to be adopted concurrently with SFAS No. 133. However, the company does not currently participate in any significant hedging activities, nor does it utilize any significant derivative financial instruments.

Reclassifications

        Certain prior period amounts in the financial statements and notes have been reclassified to conform with the 2000 presentation.

Note 2. Pension and Profit Sharing Plans

        The company has several pension plans covering hourly and salaried employees. Benefits paid under these plans are based generally on employees’ years of service and/or compensation during the final years of employment. The company makes annual contributions to the plans to the extent indicated by actuarial valuations. Plan assets are invested primarily in equity and fixed income securities.

        The following tables reflect the status of the company’s pension plans at August 31, 2000 and 1999:

                                                                                     2000       1999
                            Change in benefit obligation:
                            Benefit obligation at beginning of year               $ 130,581  $ 124,545
                            Service cost                                              4,514      3,822
                            Interest cost                                             9,713      8,592
                            Acquisition                                                  --     11,869
                            Actuarial gain                                           (4,402)    (6,589)
                            Benefits paid                                            (9,499)   (11,840)
                            Other                                                       224        182
                            Benefit obligation at end of year                     $ 131,131  $ 130,581

                            Change in plan assets:
                            Fair value of plan assets at beginning of year        $ 162,568  $ 150,101
                            Actual return on plan assets                             15,004      9,466
                            Employer contributions                                    2,063        564
                            Employee contributions                                      544         --
                            Benefits paid                                            (9,499)   (11,440)
                            Acquisition                                                  --     13,663
                            Other                                                    (1,440)       214
                            Fair value of plan assets at end of year              $ 169,240  $ 162,568

                            Funded status:
                            Funded status                                         $  38,109  $  31,987
                            Unrecognized actuarial loss                               1,751      6,655
                            Unrecognized transition asset                            (3,044)    (4,030)
                            Unrecognized prior service cost                           3,849      3,670
                            Prepaid pension expense                               $  40,665  $  38,282

                            Amounts recognized in the consolidated balance
                            sheets consist of:
                            Prepaid benefit cost                                  $  48,655  $  45,086
                            Accrued benefit liability                                (8,577)    (7,713)
                            Intangible asset                                            528        854
                            Accumulated other comprehensive income                       59         55
                            Prepaid pension expense                               $  40,665  $  38,282

        The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $11,744, $8,779, and $1,113, respectively, as of August 31, 2000, and $10,428, $8,487, and $971, respectively, as of August 31, 1999.

        Components of net periodic benefit cost for the fiscal years ended August 31, 2000, 1999, and 1998 included the following:

                                                                     2000       1999        1998
                                 Service cost                     $   4,514  $   3,822   $   3,091
                                 Interest cost                        9,713      8,592       8,509
                                 Expected return on plan assets     (15,017)   (13,893)    (12,344)
                                 Amortization of prior service cost     470        477         444
                                 Amortization of transitional asset    (987)    (1,011)     (1,131)
                                 Recognized actuarial loss              265        236          55
                                 Net periodic pension benefit     $  (1,042) $  (1,777)  $  (1,376)

        Weighted average assumptions in 2000 and 1999 included the following:

                                                                           2000   1999
                                Discount rate                              8.2%   7.5%
                                Expected return on plan assets             9.4%   9.2%
                                Rate of compensation increase              5.1%   5.1%

        During 2000, the discount rate used to determine the projected benefit obligation was increased to 8.2 percent to more closely approximate rates on high-quality, long-term obligations.

        The company also has profit sharing and 401(k) plans to which both employees and the company contribute. At August 31, 2000, assets of the 401(k) plans included shares of the company’s common stock with a market value of approximately $10,151. The company’s cost of these plans was $5,138 in 2000, $4,521 in 1999, and $4,292 in 1998.

Note 3. Long-Term Debt and Lines of Credit

        Long-term debt at August 31, 2000 and 1999, consisted of the following:

                                                                                       2000       1999
                           Commercial paper                                         $       -  $249,726
                           6% notes due February 2009 with an effective rate of
                              6.04%, net of unamortized discount of $351 in 2000
                              and $393 in  1999                                       159,649   159,607
                           8.375% notes due August 2010 with an effective rate of
                              8.398%, net of unamortized discount of $244             199,756         -
                           4.3% to 8.5% other notes, payable in installments to
                              2026 (secured in part by property, plant, and
                              equipment having a net book value of $148 at August
                              31, 2000)                                                25,038    26,234
                                                                                      384,443   435,567
                           Less - Amounts payable within one year included in
                             current liabilities                                          201       368
                                                                                    $ 384,242  $435,199

        Future annual principal payments of long-term debt are as follows:

                                                      Fiscal Year        Amount
                                                   2001                $    201
                                                   2002                   2,045
                                                   2003                   1,094
                                                   2004                   3,578
                                                   2005                      89
                                                   2006 and beyond      377,436
                                                                       $384,443

        In 1996, the company negotiated a $250,000 multi-currency committed credit facility (the “Credit Facility”) with ten domestic and international banks. The Credit Facility has a term of five years, expiring in July 2001, with no provision for a reduction in commitments. The Credit Facility contains restrictions on the incurrence of indebtedness by subsidiaries, as well as financial and other covenants, including the restriction that the company’s ratio of total debt to capitalization may not exceed 60 percent. In July 1999, the company entered into an additional $250,000, 364-day committed credit facility (the “Revolving Credit Facility”), which was renewed in July 2000 and expires in July 2001. Each credit facility permits certain subsidiaries of the company to borrow under such facility, and the company guarantees these borrowings. The combined $500,000 under the Credit Facility and the Revolving Credit Facility support the company’s commercial paper program, which was initiated in July 1999. Interest rates under the credit facilities are based on the LIBOR rate or other rates, at the company’s option. The company pays an annual fee on the commitments based on the company’s debt rating and leverage ratio. No amounts were outstanding under either facility at August 31, 2000 and 1999.

        Amounts outstanding under the company’s commercial paper program ($236,706 in 2000 and $352,265 in 1999) had weighted average interest rates of 6.8 percent and 5.6 percent at August 31, 2000 and 1999, respectively. At August 31, 1999, $249,726 of commercial paper was classified as long-term as the company intended to refinance this amount through long-term debt instruments. As discussed below, the company refinanced $200,000 of long-term commercial paper in the fourth quarter of 2000. Additionally, the remaining portion of commercial paper which was classified as long-term at August 31, 1999 (approximately $50,000) was reclassified to short-term debt in the fourth quarter of 2000.

        At August 31, 2000, the company had complimentary uncommitted lines of credit totaling $128,853 for general operating purposes, of which $28,853 is designated as multi-currency. At August 31, 2000, the company had $20,285 of foreign currency short-term bank borrowings under the multi-currency lines of credit at a weighted-average interest rate of 5.35 percent. At August 31, 2000, $74,390 in letters of credit was outstanding, primarily under the domestic uncommitted line of credit.

        In January 1999, the company issued $160,000 in ten-year publicly traded notes bearing a coupon rate of 6.0 percent. Proceeds were used for the repayment of $80,000 in borrowings under the Credit Facility, of which $52,000 was outstanding under the domestic uncommitted line of credit at August 31, 1998. The remainder was used for general operating purposes including working capital requirements, capital expenditures, acquisitions, and share repurchases. In August 2000, the company issued $200,000 in ten-year publicly traded notes bearing a coupon rate of 8.375 percent. Proceeds were used for the repayment of borrowings under the commercial paper program. The fair values of the $160,000 and $200,000 notes, based on quoted market prices, were approximately $138,720 and $201,880, respectively, at August 31, 2000.

        Excluding the $160,000 and $200,000 notes, long-term debt recorded in the accompanying balance sheets approximates fair value based on the borrowing rates currently available to the company for bank loans with similar terms and average maturities.

Note 4. Common Stock and Related Matters

Shares Authorized

        In January 1999, the stockholders approved an amendment to the corporation’s Restated Certificate of Incorporation to increase the corporation’s authorized shares of common stock from 80,000,000 to 120,000,000. The additional shares will be available for potential acquisitions, stock dividends and splits, and other purposes determined by the Board of Directors to be in the best interests of the corporation.

Shareholder Rights Plan

        The company has a shareholder rights plan under which one preferred stock purchase right is presently attached to and trades with each outstanding share of the company’s common stock. The plan, which was to have expired May 19, 1998, was amended in December 1997 and extended to May 19, 2008.

        The rights become exercisable and transferable apart from the common stock (a) on the date that a person or group announces that they have acquired 15 percent or more of the company’s common stock or (b) ten days after a person or group makes an unsolicited offer to acquire beneficial ownership of, or the right to obtain beneficial ownership of, 15 percent or more of the company’s common stock (unless such date is extended by the Board of Directors) or (c) 20 business days before the date on which a business combination is reasonably expected to be consummated involving a person who, if the business combination is consummated, has or would acquire beneficial ownership of, or the right to obtain beneficial ownership of, 15 percent or more of the company’s common stock and that person has directly or indirectly nominated a director of the company at the time the business combination is considered. The rights are not triggered if the Board of Directors is notified that reaching the trigger threshold was inadvertent and divestiture of sufficient stock is thereafter made. Once exercisable, each right entitles the holder to purchase one one-thousandth share of Series A Participating Preferred Stock at an exercise price of $160, subject to adjustment to prevent dilution. The rights have no voting power and, until exercised, no dilutive effect on net income per common share. The rights expire on May 19, 2008, and are redeemable under certain circumstances.

        If a person acquires 15 percent ownership, except in an offer approved under the plan by a majority of the disinterested nonemployee directors, each right not owned by the acquirer or related parties will entitle its holder to purchase, at the right’s exercise price, common stock or common stock equivalents having a market value immediately prior to the triggering of the right of twice that exercise price. In addition, after an acquirer obtains 15 percent ownership, if the company is involved in certain mergers, business combinations, or asset sales, each right not owned by the acquirer or related persons will entitle its holder to purchase, at the right’s exercise price, shares of common stock of the other party to the transaction having a market value immediately prior to the triggering of the right of twice that exercise price.

Preferred Stock

        The company has 1,000,000 shares of preferred stock authorized, 500,000 of which have been reserved for issuance under the shareholder rights plan. No shares of preferred stock had been issued at August 31, 2000 and 1999.

Earnings per Share

        During fiscal 1998, the company adopted SFAS No. 128, "Earnings per Share." Upon adoption, the company was required to restate previously reported annual and interim earnings per share in accordance with the provisions of SFAS No. 128. The adoption of SFAS No. 128 did not have a material impact on the computation or manner of presentation of the company's earnings per share.

        The following table represents a reconciliation of basic and diluted earnings per share at August 31:

                                                                                 2000      1999       1998
                       Basic weighted average shares outstanding (thousands)    40,708     40,899     42,462
                       Add: Shares of common stock assumed issued upon
                       exercise of dilutive stock options (thousands)               19        194        560
                       Diluted weighted average shares outstanding (thousands)  40,727     41,093     43,022

                       Net income used in the computation of basic and
                       diluted earnings per share                              $99,870  $ 124,343  $ 108,720

                       Earnings per Share:
                         Basic                                                 $  2.45  $    3.04  $    2.56
                         Diluted                                               $  2.45  $    3.03  $    2.53
Stock-Based Compensation

        In 1990, stockholders approved the National Service Industries, Inc. Long-Term Incentive Program for the benefit of officers and other key employees. There were 1,750,000 treasury shares reserved for issuance under the program.

        In 1997, stockholders approved the National Service Industries, Inc. Long-Term Achievement Incentive Plan for the benefit of officers and other key employees. On January 5, 2000, the stockholders approved an amendment to the plan which, in addition to other modifications, increased the number of shares authorized for issuance under the plan from 1,750,000 to 5,750,000. Treasury shares have been reserved for issuance under the plan.

        Aspiration Achievement Incentive Awards were granted annually beginning in September 1996 under the Long-Term Achievement Incentive Plan. Shares may be earned and issued to participants based on a level of achievement of performance over three-year performance cycles. Amounts charged to compensation expense for 2000, 1999, and 1998 were $7,209, $9,244, and $7,203, respectively. During fiscal 2000, 176,033 shares were issued under the award for the first performance cycle ended August 31, 1999. No shares were issued under this award as of August 31, 1999.

        Generally, the stock options granted under both long-term incentive programs become exercisable in four equal annual installments beginning one year from the date of the grant.

        In January 1993, stockholders approved the National Service Industries, Inc. 1992 Nonemployee Directors’ Stock Option Plan, under which 100,000 treasury shares were reserved for issuance. The stock options granted under that plan become exercisable one year from the date of the grant.

        Under all stock option plans, the options expire ten years from the date of the grant and have an exercise price equal to the fair market value of the company’s stock on the date of the grant. At August 31, shares available for grant as options under all plans were 3,517,152 in 2000, 694,279 in 1999, and 1,236,574 in 1998, less shares required for the payment of outstanding Aspiration Achievement Incentive Awards (approximately 628,061 at August 31, 2000).

        Stock option transactions for the stock option plans and stock option agreements during the years ended August 31, 2000, 1999, and 1998 were as follows:

                                                                         Outstanding                  Exercisable
                                                                                 Weighted                    Weighted
                                                                  Number of       Average      Number of      Average
                                                                   Shares     Exercise Price    Shares    Exercise Price
               Outstanding at August 31, 1997                    1,387,214        $ 30.35       731,914       $ 27.11
                 Granted                                           500,000          44.50
                 Exercised                                        (142,568)         26.32
                 Cancelled                                               -              -
               Outstanding at August 31, 1998                    1,744,646        $ 34.74       876,721       $ 29.05
                 Granted                                           665,250        $ 35.24
                 Exercised                                         (21,357)         27.71
                 Cancelled                                        (122,955)         39.24
               Outstanding at August 31, 1999                    2,265,584        $ 34.78     1,110,084       $ 31.30
                 Granted                                         1,144,598        $ 27.51
                 Exercised                                         (29,350)         27.44
                 Cancelled                                         (27,533)         32.14
               Outstanding at August 31, 2000                    3,353,299        $ 32.40     1,752,011       $ 32.28

               Range of option exercise prices:
                 Officers and other key employees -
                    $17.83 - $29.72 (average life - 7.5 years)   1,505,104        $ 26.66       701,004       $ 25.94
                    $29.72 - $41.61 (average life - 6.7 years)   1,342,195        $ 34.83       782,757       $ 34.38
                    $41.61 - $59.44 (average life - 6.9 years)     443,500        $ 44.49       222,250       $ 44.49
                 Nonemployee directors -
                    $22.13 - $30.98 (average life - 5.9 years)      35,500        $ 27.44        19,000       $ 27.22
                    $35.40 - $44.25 (average life - 5.7 years)      27,000        $ 39.49        27,000       $ 39.49

        During fiscal 1997, the company adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for these stock option plans. Had compensation cost for the company’s stock option plans been determined based on the fair value at the grant date for awards in fiscal years 2000, 1999, and 1998, consistent with the provisions of SFAS No. 123, the company’s net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                   2000       1999      1998
                                    Pro Forma Information:
                                      Net income                 $ 94,166  $120,141  $ 106,297
                                      Basic earnings per share       2.31      2.94       2.50
                                      Diluted earnings per share     2.31      2.92       2.47

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options was $9.18, $13.70, and $12.23, for 2000, 1999, and 1998, respectively.

        The following weighted average assumptions were used to estimate fair value:

                                                                  2000      1999       1998
                                     Dividend yield                 2.6%      2.6%       2.8%
                                     Expected volatility           24.4%     36.2%      18.1%
                                     Risk-free interest rate        6.9%      5.2%       6.1%
                                     Expected life of options   10 years  10 years   10 years
                                     Turnover rate                  5.0%      5.0%       5.0%
Employee Stock Purchase Plan

        In 1998, stockholders approved the National Service Industries, Inc. Employee Stock Purchase Plan for the benefit of eligible employees. Under the plan, employees may purchase, through payroll deduction, the company’s common stock at a 15 percent discount. Shares are purchased quarterly at 85 percent of the lower of the fair market value of the company’s common stock on the first business day of the quarterly plan period or on the last business day of the quarterly plan period. There were 1,500,000 treasury shares reserved for purchase under the plan, of which 1,218,926 shares remain available for purchase at August 31, 2000.

Note 5. Commitments and Contingencies

Self-Insurance

        It is the company’s policy to self insure for certain insurable risks consisting primarily of physical loss to property; business interruptions resulting from such loss; and workers’ compensation, comprehensive general, and auto liability. Insurance coverage is obtained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Based on an independent actuary’s estimate of the aggregate liability for claims incurred, a provision for claims under the self-insured program is recorded and revised annually.

        The activity in the self-insurance liability for each of the years ended August 31 was as follows:

                                                                   2000       1999        1998
                                   Reserve, beginning of period $  47,613  $  55,826   $  69,596
                                   Expense                         10,271      5,302       3,482
                                   Payments                       (13,394)   (13,515)    (17,252)
                                   Reserve, end of period       $  44,490  $  47,613   $  55,826
Leases

        The company leases certain of its buildings and equipment under noncancelable lease agreements. Minimum lease payments under noncancelable leases for years subsequent to August 31, 2000, are as follows: 2001 - $14,437; 2002 - $11,082; 2003 - $8,426; 2004 - $6,118; 2005 - $3,573; after 2005 - $19,277.

        Total rent expense was $19,017 in 2000, $16,536 in 1999, and $12,237 in 1998.

Collective Bargaining Agreements

        Approximately 48 percent of the company’s total work force is covered by collective bargaining agreements. Collective bargaining agreements representing 14 percent of the company’s total work force will expire within one year. Management believes that the renewal of the collective bargaining agreements will not have a material adverse effect on the company’s financial condition or results of operations.

Litigation

        The company is subject to various legal claims arising in the normal course of business out of the conduct of its current and prior businesses, including patent infringement and product liability claims. Based on information currently available and based upon the advice of counsel, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the company’s financial condition or results of operations. However, in the event of unexpected future developments or information, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the company’s results of operations in a particular future period. The company’s reserves for known legal claims, which are included in current liabilities in the accompanying balance sheets, were $10,300 and $10,400 at August 31, 2000 and 1999, respectively. The actual costs of resolving legal claims may be substantially lower or higher than that reserved. The company does not believe that the amount of such costs below or in excess of that accrued is reasonably estimable.

Environmental Matters

        The company’s operations, as well as similar operations of other companies, are subject to comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances and solid and hazardous wastes and to the remediation of contaminated sites. Permits and environmental controls are required for certain of the company’s operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. The company believes that it is in substantial compliance with all material environmental laws, regulations, and permits. On an ongoing basis, the company incurs capital and operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years, and the cost of responding to future changes may be substantial.

        The company’s environmental reserves, which are included in current liabilities, totaled $10,160 and $11,000 at August 31, 2000 and 1999, respectively, and were calculated on an undiscounted basis. The actual cost of environmental issues may be substantially lower or higher than that reserved due to the difficulty in estimating such costs, potential changes in the status of government regulations, and the inability to determine the extent to which contributions will be available from other parties. The company does not believe that any amount of such costs below or in excess of that accrued is reasonably estimable.

        Certain environmental laws, such as Superfund, can impose liability for the entire cost of site remediation upon each of the current or former owners or operators of a site or parties who sent waste to a site where a release of a hazardous substance has occurred regardless of fault or the lawfulness of the original disposal activity. Generally, where there are a number of potentially responsible parties (“PRPs”) that are financially viable, liability has been apportioned based on the type and amount of waste disposed of by each party at such disposal site and the number of financially viable PRPs, although no assurance as to the method of apportioning the liability can be given as to any particular site.

        The company is currently a party to, or otherwise involved in, legal proceedings in connection with state and federal Superfund sites, two of which are located on property owned by the company. Except for the Crymes Landfill and M&J Solvents matters in Georgia, the company believes its liability is de minimis at each of the sites which it does not own where it has been named as a PRP. At the Crymes Landfill and M&J Solvents sites in Georgia, since the matters are currently in the investigative phase, the company does not know whether its liability is de minimis but believes that its exposure at each of the sites is not likely to result in a material adverse effect on the company due to its limited involvement at the sites and the number of viable PRPs. For property which the company owns on Seaboard Industrial Boulevard in Atlanta, Georgia, the company has conducted an investigation on its and adjoining properties and submitted a Compliance Status Report (“CSR”) to the State of Georgia Environmental Protection Division (“EPD”) pursuant to the Georgia Hazardous Site Response Act. The CSR is subject to EPD’s final approval. Until the CSR is finalized, the company will not be able to determine if remediation will be required, if the company will be solely responsible for the cost of such remediation, or whether such cost is likely to result in a material adverse effect on the company. For property which the company owns on East Paris Street in Tampa, Florida, the company has been requested by the State of Florida to clean up chlorinated solvent contamination in the groundwater on the property and on surrounding property known as Seminole Heights Solvent Site and to reimburse approximately $430 of costs already incurred by the State of Florida in connection with such contamination. The company believes that it has a strong defense due to likely off-site sources of the contamination and because contamination from the property, if any, was due to prior owners and not the company’s operations. At this time, it is too early to quantify the company’s potential exposure or the likelihood of an adverse result.

        In connection with the sale of the North Bros. business and 29 of the company’s textile rental plants in 1997, the company has retained environmental liabilities arising from events occurring prior to the closing, subject to certain exceptions. The company has received notice from the buyer of the textile rental plants of the alleged presence of perchloroethylene contamination on one of the properties involved in the sale. The company has since asserted an indemnification claim against the company from which it bought the property. The prior owner is currently conducting an investigation of the contamination at its expense, subject to a reservation of rights. At this time, it is too early to quantify the company’s potential exposure in this matter, the likelihood of an adverse result, or the possibility that the company may be fully or partially indemnified.

        The State of New York has filed a lawsuit against the company alleging that the company is responsible as a successor to Serv-All Uniform Rental Corp. for past and future response costs in connection with the release or potential release of hazardous substances at and from the Blydenburgh Landfill in Islip, New York. The company believes that it is not a successor to Serv-All Uniform Rental Corp. and therefore has no liability with respect to the Blydenburgh Landfill, and it has responded to the lawsuit accordingly. At this stage of the litigation, it is too early to quantify the company’s potential exposure or the likelihood of an adverse result.

Note 6. Restructuring Expense and Asset Impairments

        During 1997, the company conducted reviews of the textile rental, European chemical, and corporate operations as a part of management’s strategic initiatives to examine under-performing operations and to position the company for growth. As a result of the reviews, the company approved a significant restructuring program and recorded a related charge of $9,600 during the fourth quarter of 1997. The accrual included severance and union-related costs totaling $2,950 for 120 employees of the textile rental, chemical, and envelope segments, all of whom have since been terminated, and $6,650 in exit expenses to close certain facilities and consolidate the operations of others in the textile rental segment. Exit expenses include costs of unexpired leases and costs to dispose of facilities.

        The major components of the 1997 restructuring charges and related activity are as follows:

                                                              Reserve,                           Reserve,
                                                            Beginning       Cash      Non-Cash    End of
                                                            of Period     Payments   Adjustments  Period
                        2000
                        Severance and union related costs      $  163       (163)          -      $    -
                        Exit costs                             $  464       (179)          -      $  285

                        1999
                        Severance and union related costs      $  630       (290)       (177)(1)  $  163
                        Exit costs                             $3,600       (378)     (2,758)(1)  $  464

                        1998
                        Severance and union related costs      $2,745     (2,115)          -      $  630
                        Exit costs                             $4,740       (390)       (750)(1)  $3,600

__________

(1) The restructuring reserves were reduced because the company realized lower costs than originally anticipated and also revised its estimate for certain expenses included in the original restructuring plan due to lease terminations or other changes.

        As a further result of the 1997 reviews, the company recognized long-lived asset impairments totaling $43,500. Textile rental assets to be disposed of in under-performing branches were reduced by $22,300 to state them at their estimated fair value less costs to sell. After the charge, the remaining net book value of these assets was immaterial. Fixed assets held for use by the textile rental, European chemical, and corporate units were reduced by $12,400 and related intangibles were reduced by $8,800. Impairments were recognized for those assets where the sum of estimated undiscounted future cash flows was less than the carrying amount of the assets, including related goodwill. Fair market values were established based on independent appraisals, comparable sales or purchases, and expected future cash flows discounted at the company’s cost of capital. Factors leading to the impairments were a combination of the results of the reviews discussed above, historical losses, anticipated future losses, and inadequate cash flows.

        The losses resulting from the accruals and impairments are included in “Restructuring expense, asset impairments, and other charges” in the Consolidated Statements of Income.

        During 1999, management performed an extensive review of the assets that were to be disposed of and the remaining restructuring accruals. In addition to realizing lower than anticipated costs, management determined that it was more economically feasible to continue to operate certain locations that were to be disposed of in the original plan. As a result, in 1999 the related reserve and impairments were reversed and $9,291 of income was recorded and included in “Restructuring expense, asset impairments, and other charges” in the Consolidated Statements of Income.

Note 7. Acquisitions and Divestitures

        Acquisition spending in 2000 totaled $26,344 and primarily related to the cash-out of remaining Holophane Corporation (“Holophane”) shares. The company purchased Holophane in July 1999 for approximately $470,811. Of the total purchase price, $454,564 was paid during fiscal 1999 and $16,214 was paid during fiscal 2000. The remaining $10,130 spent in 2000 related to several small acquisitions in the textile rental segment. These acquisitions were accounted for as purchases, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values. As a result, goodwill of $2,564 was recorded and is being amortized over periods ranging from 10 to 20 years. Identifiable intangibles of $5,539 are being amortized over periods ranging from 3 to 7 years and primarily include customer lists and non-compete agreements. Results of operations after the acquisition date are included in the Consolidated Statements of Income.

        There were no significant divestitures in 2000.

        Acquisition spending in 1999 totaled $534,977 ($534,132 in cash and 26,495 shares valued at $845) and was primarily related to the lighting equipment and envelope segments. The acquisitions were accounted for as purchases and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values.

        The lighting equipment segment acquired four companies during 1999. The largest acquisition was Holophane, a manufacturer of premium quality, highly engineered lighting fixtures and systems, which was purchased in July 1999 for approximately $470,811. The preliminary allocation of the purchase price resulted in additional goodwill of $251,781, which is being amortized over 40 years, and identifiable intangibles of $145,725, which are being amortized over periods ranging from 2 to 40 years. Identifiable intangibles include trade names, trademarks, patented technology, distribution network, trained workforce, and restrictive covenants. In 2000, certain adjustments were made to the purchase price allocation resulting in additional goodwill of approximately $1,324. These adjustments primarily related to severance charges and costs associated with the termination of a joint venture in Australia.

        Results of operations after the acquisition date of Holophane are included in the Consolidated Statements of Income. The following pro forma information has been prepared assuming the Holophane acquisition had taken place at the beginning of the respective fiscal year of the company. The pro forma information includes adjustments for interest expense on debt incurred to effect the acquisition, the interest income forgone on the cash portion paid for the acquisition, additional depreciation based on the fair market value of property, plant, and equipment, and amortization of goodwill and intangibles resulting from this transaction. The pro forma financial information does not purport to reflect the financial position or results of operations that actually would have resulted had the transaction occurred as of the date indicated or to project the results of operations for any future period.

                                                                            1999        1998
                                    Pro Forma Information (Unaudited)
                                      Sales and Service Revenues        $2,422,991  $2,240,322
                                      Net income                           118,403     102,102
                                      Basic earnings per share                2.90        2.40
                                      Diluted earnings per share              2.88        2.37

        Other acquisitions in the lighting equipment segment included the September 1998 purchase of certain assets of GTY Industries (d/b/a “Hydrel”), a manufacturer of architectural-grade light fixtures for landscape, in-grade, and underwater applications; the April 1999 purchase of certain assets of Peerless Corporation, a manufacturer of high performance indirect/direct suspended lighting products; and the July 1999 purchase of C&G Carandini SA, a manufacturer of exterior lighting fixtures. In February 1999, the envelope segment acquired substantially all of Gilmore Envelope, an envelope manufacturer headquartered in Los Angeles, California. The company also made several minor acquisitions in the textile rental segment.

        Divestitures in 1999 primarily related to the envelope segment’s sale of Techno-Aide/Stumb Metal Products in June 1999 for approximately $4,191. The envelope segment recognized a pretax gain of $1,990 on the transaction. Other divestitures during 1999 related to the sale of industrial contracts in the textile rental segment and were not material.

        During 1999, management performed an extensive review of the liabilities recorded in connection with the textile rental segment’s 1997 uniform plants divestiture. In 1997, the textile rental segment accrued for items related to the sale of its uniform plants including environmental exposures, severance agreements, and costs to return leased facilities to pre-lease condition. The company realized lower costs than originally anticipated associated with these items and, as a result, reduced the liability and recorded a gain of $3,511.

        Acquisition spending in 1998 totaled $45,305 and was primarily related to the chemical and envelope segments. In November 1997, the chemical segment purchased Pure Corporation, a specialty chemical company with its core businesses in Indiana, Pennsylvania, and New York. In March 1998, the envelope segment purchased Allen Envelope Corporation, a single-plant, Pennsylvania-based envelope manufacturer, providing the segment with access to markets in the Northeast. In July 1998, the company purchased Calman Australia Pty Ltd (“Calman”). Calman, located in Victoria, Australia is a manufacturer of cleaning, maintenance, sanitation and industrial products, chemicals, supplies, and accessories. Additionally, the company paid certain performance payments associated with a prior year chemical acquisition. Divestitures during 1998 related to the textile rental segment and excess properties and were not material.

Note 8. Income Taxes

        The company accounts for income taxes using the asset and liability approach as prescribed by SFAS No. 109, “Accounting for Income Taxes.” This approach requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax liabilities and assets are determined based on the differences between the financial reporting and the tax basis of an asset or liability.

        The provision for income taxes consists of the following components:

                                                                          2000     1999      1998
                                Provision for current Federal taxes     $51,144  $ 49,221  $ 54,997
                                Provision for current state taxes         2,500     2,957     3,143
                                Provision for current foreign taxes       4,657     2,373     1,952
                                Provision for deferred taxes              5,015    19,428     4,309
                                      Total provision for income taxes  $63,316  $ 73,979  $ 64,401

        A reconciliation from the Federal statutory rate to the total provision for income taxes is as follows:

                                                                              2000      1999     1998
                           Federal income tax computed at statutory rate    $ 57,115  $69,414  $ 60,592
                           State income tax, net of Federal income tax
                                benefit                                        3,340    2,594     2,144
                           Foreign and other, net                              2,861    1,971     1,665
                                     Total provision for income taxes       $ 63,316  $73,979  $ 64,401

        Components of the net deferred income tax liability at August 31, 2000 and 1999 include:

                                                                            2000       1999
                                     Deferred tax liabilities:
                                       Depreciation                      $  37,218  $  30,946
                                       Amortization of linens               22,941     25,416
                                       Pension                              16,466     14,134
                                       Intangibles                          53,251     52,006
                                       Other                                35,782     40,925
                                         Total deferred tax liabilities    165,658    163,427
                                     Deferred tax assets:
                                       Self-insurance                      (21,080)   (22,203)
                                       Deferred compensation               (24,476)   (23,348)
                                       Bonuses                              (5,638)    (5,017)
                                       Foreign tax losses                     (643)      (807)
                                       Restructuring and asset impairment  (19,638)   (19,136)
                                       Asset disposition reserves             (192)       (74)
                                       Other assets                         (8,123)    (7,556)
                                         Total deferred tax assets         (79,790)   (78,141)
                                     Net deferred tax liability          $  85,868  $  85,286

        At August 31, 2000, the company had foreign net operating loss carryforwards of $1,761 expiring in fiscal years 2001 through 2004.

Note 9. Quarterly Financial Data (Unaudited)
                                           Sales and             Income               Basic     Diluted
                                            Service     Gross    before      Net    Earnings   Earnings
                                           Revenues    Profit     Taxes    Income   per Share  per Share

                           2000
                           1st Quarter    $ 620,010  $ 247,724  $ 39,852  $24,390    $  .60     $  .60
                           2nd Quarter      605,413    240,623    33,130   20,276       .50        .50
                           3rd Quarter      645,040    258,182    33,950   20,776       .51        .51
                           4th Quarter      695,718    277,645    56,254   34,428       .84        .84

                           1999
                           1st Quarter    $ 518,926  $ 213,488  $ 40,930  $25,704    $  .62     $  .62
                           2nd Quarter      510,359    201,357    39,427   24,762       .60        .60
                           3rd Quarter      569,838    228,849    48,635   30,541       .75        .75
                           4th Quarter      620,106    248,685    69,330   43,336      1.07       1.07

Note 10. Business Segment Information
                                                                                                          Capital
                                        Sales and                                                      Expenditures
                                         Service    Operating       Total   Depreciation Amortization       and
                                        Revenues  Profit (Loss)    Assets      Expense      Expense    Acquisitions

               2000
               Lighting Equipment     $1,511,641    $144,149    $1,145,927    $ 31,792      $14,994      $  68,721
               Chemical                  511,070      48,699       241,645       7,705        3,447          9,946
               Textile Rental(1)         321,522      28,208       222,957      14,154        1,432         30,795
               Envelope(2)               221,948       5,096       151,003       6,892          979         22,890
                                       2,566,181     226,152     1,761,532      60,543       20,852        132,352
               Corporate                             (18,089)       58,607       2,317                       2,390
               Interest Expense, net                 (44,877)
                                      $2,566,181    $163,186    $1,820,139    $ 62,860      $20,852      $ 134,742
               1999
               Lighting Equipment     $1,220,602    $121,755    $1,073,936    $ 20,351      $ 2,322      $ 541,649
               Chemical                  487,783      45,206       233,461       6,681        3,480         10,980
               Textile Rental(1)         309,115      42,935       203,509      13,666          860         20,669
               Envelope(2)               201,729      17,662       139,755       5,319          969         32,592
                                       2,219,229     227,558     1,650,661      46,017        7,631        605,890
               Corporate                             (15,169)       45,128       2,174                         527
               Interest Expense, net                 (14,067)
                                      $2,219,229    $198,322    $1,695,789    $ 48,191      $ 7,631      $ 606,417
               1998
               Lighting Equipment     $1,105,255    $109,286    $  397,962    $ 18,819      $   295      $  37,541
               Chemical                  454,532      36,460       235,269       6,387        2,807         20,217
               Textile Rental(1)         312,746      29,734       193,347      12,836        1,076         21,595
               Envelope                  158,777      13,293       103,087       3,895          488         47,111
                                       2,031,310     188,773       929,665      41,937        4,666        126,464
               Corporate                             (14,903)       81,019       2,243                         875
               Interest Expense, net                    (749)
                                      $2,031,310    $173,121    $1,010,684    $ 44,180      $ 4,666      $ 127,339

__________

(1) Textile rental segment 1999 operating profit included $9,291 of income related to the reversal of restructuring reserves and asset impairments. Gains resulting from the sale of businesses were $186 in 2000, $9,230 in 1999, and $2,449 in 1998. Gains on sale of businesses for 1999 included $3,511 related to the 1997 sale of textile rental plants to G&K Services, Inc. See Note 7: Acquisitions and Divestitures.
(2) Envelope segment operating profit included gains resulting from the sale of businesses of $170 in 2000 and $1,990 in 1999.

        The geographic distribution of the company’s sales and service revenues, operating profit (loss), and long-lived assets is summarized in the following table:

                                                                   2000         1999        1998

                               Sales and service revenues(1)
                               United States                   $ 2,327,460  $2,061,774  $ 1,898,947
                               Canada                              104,335      85,829       79,435
                               European countries                   81,246      46,723       39,936
                               Other                                53,140      24,903       12,992
                                                               $ 2,566,181  $2,219,229  $ 2,031,310

                               Operating profit (loss)
                               United States                   $   155,678  $  195,470  $   174,447
                               Canada                                6,342       1,170          152
                               European countries                     (891)        934       (2,562)
                               Other                                 2,057         748        1,084
                                                               $   163,186  $  198,322  $   173,121

                               Long-lived assets(2)
                               United States                   $ 1,003,062  $  953,959  $   373,252
                               Canada                               15,196      14,719       14,196
                               European countries                   26,041      32,491       12,641
                               Other                                14,116      14,207        3,544
                                                               $ 1,058,415  $1,015,376  $   403,633

__________

(1) Sales are attributed to each country based on the selling location.
(2) Long-lived assets include net property, plant, and equipment, goodwill and intangibles, and other long-term assets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this item, with respect to directors, is included under the caption “Information Concerning Nominees” of the company’s proxy statement for the annual meeting of stockholders to be held December 21, 2000, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

        The information required by this item, with respect to beneficial ownership reporting, is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the company’s proxy statement for the annual meeting of stockholders to be held December 21, 2000, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Executive Officers of the Registrant

        Executive officers of the company are elected at the organizational meeting of the Board of Directors following the annual meeting of stockholders.

       Name and age of each executive officer  Business experience of executive officers during the five years ended August 31, 2000
       and positions held with the company     and term in office.

       James S. Balloun, age 62                Mr. Balloun was elected Chairman and Chief Executive Officer effective February, 1996
         Chairman, President, and Chief        and assumed the role of President in October, 1996. Previously, he served McKinsey &
         Executive Officer and Director        Company as a Director.

       George H. Gilmore, Jr., age 51          Mr. Gilmore was elected Executive Vice President and Group President effective June,
         Executive Vice President and Group    1999. Previously, he served as President of Moore Business Systems from 1994 to 1995,
         President                             President of Moore Document Solutions from 1995 to 1997, and as President and Chief
                                               Operating Officer of Calmat Co. from 1998 to 1999.

       David Levy, age 63                      Mr. Levy was elected Executive Vice President, Administration and Counsel in October,
         Executive Vice President,             1992. He served as Counsel until March 2000. From 1982 through September, 1992, he
         Administration and Director           served as Senior Vice President, Secretary and Counsel.

       Brock A. Hattox, age 52                 Mr. Hattox was elected Executive Vice President and Chief Financial Officer effective
         Executive Vice President and Chief    September, 1996. Previously, he served McDermott International, Inc. as Chief
         Financial Officer                     Financial Officer from 1991 to 1996.

       Stewart A. Searle III, age 49           Mr. Searle was elected Senior Vice President, Planning and Development effective
         Senior Vice President, Planning and   June, 1996. Previously, he served four years with Equifax as Senior Vice President of
         Development                           Development.

       Joseph G. Parham, Jr., age 51           Mr. Parham was elected Senior Vice President, Human Resources effective June, 2000.
         Senior Vice President, Human          Previously, he served as President and Chief Operating Officer of Polaroid Eyewear
         Resources                             from 1999 to 2000, and as Senior Vice President, Human Resources from 1994 to 1999.

Item 11. Executive Compensation

        The information required by this item is included under the captions “Compensation of Directors,” “Other Information Concerning the Board and its Committees,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises and Fiscal Year-End Option Values,” “Long-Term Incentive Plans — Awards in Last Fiscal Year,” “Employment Contracts, Severance Arrangements, and Other Agreements,” and “Pension and Supplemental Retirement Benefits” of the company’s proxy statement for the annual meeting of stockholders to be held December 21, 2000, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this item is included under the caption “Beneficial Ownership of the Corporation’s Securities” of the company’s proxy statement for the annual meeting of stockholders to be held December 21, 2000, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        The information required by this item is included under the caption “Certain Relationships and Transactions” of the company’s proxy statement for the annual meeting of stockholders to be held December 21, 2000, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) The following documents are filed as a part of this report:

    (1) Report of Management

        Report of Independent Public Accountants

        Consolidated Balance Sheets - August 31, 2000 and 1999

        Consolidated Statements of Income for the years ended August 31, 2000, 1999, and 1998

        Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended
                August 31, 2000, 1999, and 1998

        Consolidated Statements of Cash Flows for the years ended August 31, 2000, 1999, and 1998

        Notes to Consolidated Financial Statements

    (2) Financial Statement Schedules:

        Report of Independent Public Accountants on Schedule II

        Schedule Number

                  II - Valuation and Qualifying Accounts

        Any of schedules I through V not listed above have been omitted because they are not applicable or the required  information is included in the consolidated financial statements or notes thereto.

    (3) Exhibits filed with this report (begins on next page):

        Copies of such materials will be furnished to stockholders upon request at a nominal rate.  Requests should be sent to Helen
        D. Haines,  Vice President and Secretary,  National  Service  Industries,  Inc., P.O. Box 7158,  Midtown  Station,  Atlanta,
        Georgia 30357-0158.

                                                            EXHIBIT LIST
                                                 NATIONAL SERVICE INDUSTRIES, INC.

        EXHIBIT 3               (a) Amended and Restated Certificate        Reference is made to Exhibit 3 of
                                    of Incorporation                        registrant's Form 10-Q for the
                                                                            quarter ended February 28, 1998,
                                                                            which is incorporated herein by
                                                                            reference.

                                (b) Certificate of Amendment of             Reference is made to Exhibit 3(a) of
                                    Restated Certificate of                 registrant's Form 10-Q for the
                                    Incorporation                           quarter ended November 30, 1998,
                                                                            which is incorporated herein by
                                                                            reference.

                                (c) By-Laws as Amended and Restated         Page 59
                                    October 5, 2000

        EXHIBIT 4               (a) Amended and Restated Rights             Reference is made to Exhibit 4.1 of
                                    Agreement dated as of December 17,      registrant's Form 8-A/A as filed
                                    1997 between National Service           with the Commission on December 17,
                                    Industries, Inc. and Wachovia Bank,     1997, which is incorporated herein
                                    N.A. (replacing Wachovia Bank, N.A.     by reference.
                                    with First Chicago Trust Company)

                                (b) First Amendment dated as of             Reference is made to Exhibit 1 of
                                    April 30, 1998 between National         registrant's Form 8-A/A-3 as filed
                                    Service Industries, Inc. and First      with the Commission on June 22,
                                    Chicago Trust Company of New York,      1998, which is incorporated herein
                                    to the Amended and Restated Rights      by reference.
                                    Agreement, dated as of December 17,
                                    1997 between National Service
                                    Industries, Inc. and Wachovia Bank,
                                    N.A

                                (c) Second Amendment dated as of            Reference is made to Exhibit 1 of
                                    January 6, 1999 between National        registrant's Form 8-A/A-4 as filed
                                    Service Industries, Inc. and First      with the Commission on January 12,
                                    Chicago Trust Company of New York,      1999, which is incorporated herein
                                    to the Amended and Restated Rights      by reference.
                                    Agreement, dated as of December 17,
                                    1997 between National Service
                                    Industries, Inc. and First Chicago
                                    Trust Company of New York, as Rights
                                    Agent, as amended.

        EXHIBIT 10(i)A          (1) US$250,000,000 Credit Agreement         Reference is made to Exhibit10(i)A
                                    dated as of July 23, 1996 among         of registrant's Form 10-Q for the
                                    National Service Industries,            quarter ended May 31, 1998, which is
                                    Inc., Certain of its                    incorporated herein by reference.
                                    Subsidiaries, Certain Listed
                                    Banks, Wachovia Bank of Georgia,
                                    N.A., as Agent, and Nationsbank,
                                    N.A. (South) and SunTrust Bank,
                                    Atlanta, as Co-Agents

                                (2) US$250,000,000 Credit Agreement,        Reference is made to Exhibit(b)(8)
                                    dated as of July 15, 1999, among        of registrant's Schedule 14D-1 as
                                    National Service Industries,            filed with the Commission on June
                                    Inc., Wachovia Bank, N.A., The          25, 1999, as amended and
                                    First National Bank of Chicago,         supplemented by Amendment No. 2,
                                    Banc One Capital Markets, Inc.,         filed July 20, 1999, which is
                                    Wachovia Securities, Inc.,              incorporated herein by reference.
                                    Commerzbank AG, New York
                                    Branch, ABN Amro, N.V., and the
                                    other banks listed therein.

                                (3) Commercial Paper Dealer                 Reference is made to Exhibit (b)(4)
                                    Agreement, dated as of July 16,         of registrant's Schedule 14D-1 as
                                    1999, between National Service          filed with the Commission on June
                                    Industries, Inc. and Goldman,           25, 1999, as amended and
                                    Sachs & Co.                             supplemented by Amendment No. 2,
                                                                            filed July 20, 1999, which is
                                                                            incorporated herein by reference.

                                (4) Commercial Paper Dealer                 Reference is made to Exhibit (b)(5)
                                    Agreement, dated as of July 16,         of registrant's Schedule 14D-1 as
                                    1999, between National Service          filed with the Commission on June
                                    Industries, Inc. and J.P. Morgan        25, 1999, as amended and
                                    Securities, Inc.                        supplemented by Amendment No. 2,
                                                                            filed July 20, 1999, which is
                                                                            incorporated herein by reference.

                                (5) Commercial Paper Dealer                 Reference is made to Exhibit (b)(6)
                                    Agreement, dated as of July 16,         of registrant's Schedule 14D-1 as
                                    1999, between National Service          filed with the Commission on June
                                    Industries, Inc. and Wachovia           25, 1999, as amended and
                                    Securities, Inc.                        supplemented by Amendment No. 2,
                                                                            filed July 20, 1999, which is
                                                                            incorporated herein by reference.

                                (6) Commercial Paper Dealer                 Reference is made to Exhibit (b)(7)
                                    Agreement, dated as of July 16,         of registrant's Schedule 14D-1 as
                                    1999, between National Service          filed with the Commission on June
                                    Industries, Inc. and The First          25, 1999, as amended and
                                    National Bank of Chicago.               supplemented by Amendment No. 2,
                                                                            filed July 20, 1999, which is
                                                                            incorporated herein by reference.

        EXHIBIT 10(iii)A        Management Contracts and
                                Compensatory Arrangements:

                                (1) Amended and Restated Executives'        Page 76
                                    Deferred Compensation Plan,
                                    Effective as of October 4, 2000

                                (2) (a)Restated and Amended                 Reference is made to Exhibit
                                    Supplemental Retirement Plan for        10(iii)A(c)-(i) of registrant's Form
                                    Executives of National Service          10-K for the fiscal year ended
                                    Industries, Inc.                        August 31, 1993, which is
                                                                            incorporated herein by reference.

                                (b) Amendment to Restated and               Reference is made to Exhibit
                                    Amended Supplemental Retirement         10(iii)A(a) of registrant's Form
                                    Plan for Executives of National         10-Q for the quarter ended February
                                    Service Industries, Inc.                28, 1994, which is incorporated
                                                                            herein by reference.

                                (c) Amendment No. 2 to Restated and         Reference is made to Exhibit
                                    Amended Supplemental Retirement         10(iii)A(3)(e) of registrant's Form
                                    Plan for Executives of National         10-K for the fiscal year ended
                                    Service Industries, Inc., Dated         August 31, 1996, which is
                                    August 31, 1996                         incorporated herein by reference.

                                (d) Amendment No. 3 to Restated and         Reference is made to Exhibit
                                    Amended Supplemental Retirement         10(iii)A(1)(a) of registrant's Form
                                    Plan for Executives of National         10- Q for the quarter ended May 31,
                                    Service Industries, Inc., Dated         2000, which is incorporated herein
                                    September 18, 1996                      by reference.

                                (e) Amendment No. 4 to Restated and         Reference is made to Exhibit
                                    Amended Supplemental Retirement         10(iii)A(1)(b) of registrant's Form
                                    Plan for Executives of National         10-Q for the quarter ended May 31,
                                    Service Industries, Inc., Dated         2000, which is incorporated herein
                                    December 1, 1996                        by reference.

                                (f) Appendix B to Restated and              Reference is made to Exhibit
                                    Amended Supplemental Retirement         10(iii)A(e) of registrant's Form
                                    Plan for Executives of National         10-Q for the quarter ended February
                                    Service Industries, Inc., Effective     29, 1996, which is incorporated
                                    February 1, 1996                        herein by reference.

                                (g) Appendix C to Restated and              Reference is made to Exhibit
                                    Amended Supplemental Retirement         10(iii)A(d) of registrant's Form
                                    Plan for Executives of National         10-Q for the quarter ended May 31,
                                    Service Industries, Inc., Effective     1996, which is incorporated herein
                                    May 31, 1996                            by reference.

                                (h) Appendix D to Restated and              Reference is made to Exhibit
                                    Amended Supplemental Retirement         10(iii)A(1)(c) of registrant's Form
                                    Plan for Executives of National         10- Q for the quarter ended May 31,
                                    Service Industries, Inc., Effective     2000, which is incorporated herein
                                    October 18, 1996                        by reference.

                                (i) Appendix E to Restated and              Reference is made to Exhibit
                                    Amended Supplemental Retirement         10(iii)A(f) of registrant's Form
                                    Plan for Executives of National         10-K for the fiscal year ended
                                    Service Industries, Inc. effective      August 31, 1999, which is
                                    September 18, 1996.                     incorporated herein by reference.

                                (j) Appendix F to Restated and              Reference is made to Exhibit
                                    Amended Supplemental Retirement         10(iii)A(g) of registrant's Form
                                    Plan for Executives of National         10-K for the fiscal year ended
                                    Service Industries, Inc. effective      August 31, 1999, which is
                                    June 1, 1999.                           incorporated herein by reference.

                                (k) Appendix G to Restated and              Reference is made to Exhibit
                                    Amended Supplemental Retirement         10(iii)A(1)(d) of registrant's Form
                                    Plan for Executives of National         10-Q for the quarter ended May 31,
                                    Service Industries, Inc., Effective     2000, which is incorporated herein
                                    May 15, 2000                            by reference.

                                (3) (a) The National Service                Reference is made to Exhibit
                                    Industries, Inc. Senior                 10(iii)A(f) of registrant's Form
                                    Management Benefit Plan, Dated          10-K for the fiscal year ended
                                    August 15, 1985                         August 31, 1985, which is
                                                                            incorporated herein by reference.

                                    (b) First Amendment to National         Reference is made to Exhibit
                                    Service Industries, Inc. Senior         10(iii)A(e)-(ii) of registrant's
                                    Management Benefit Plan, Dated          Form 10-K for the fiscal year ended
                                    September 21, 1989                      August 31, 1989, which is
                                                                            incorporated herein by reference.

                                    (c) Second Amendment to National        Reference is made to Exhibit
                                    Service Industries, Inc. Senior         10(iii)A(d)(iii) of registrant's
                                    Management Benefit Plan, Dated          Form 10-K for the fiscal year ended
                                    September 16, 1994                      August 31, 1994, which is
                                                                            incorporated herein by reference.

                                    (d) Third Amendment to National         Reference is made to Exhibit
                                    Service Industries, Inc. Senior         10(iii)A(4)(d) of registrant's Form
                                    Management Benefit Plan, Dated          10- K for the fiscal year ended
                                    August 31, 1996                         August 31, 1996, which is
                                                                            incorporated herein by reference.

                                (4) (a) Severance Protection                Reference is made to Exhibit
                                    Agreement between National              10(iii)A(h) of registrant's Form
                                    Service Industries, Inc. and            10-K for the fiscal year ended
                                    David Levy                              August 31, 1989, which is
                                                                            incorporated herein by reference.

                                    (b) Amendment to Severance              Reference is made to Exhibit
                                    Protection Agreement between            10(iii)A(5)(b) of registrant's Form
                                    National Service Industries, Inc.       10- K for the fiscal year ended
                                    and David Levy, Dated August 31,        August 31, 1996, which is
                                    1996                                    incorporated herein by reference.

                                (5) (a) Severance Protection                Reference is made to Exhibit
                                    Agreements between National             10(iii)A(c) of registrant's Form
                                    Service Industries, Inc. and            10-Q for the quarter ended February
                                    (i)  James S. Balloun                   29, 1996, which is incorporated
                                       (February 1, 1996)                   herein by reference.
                                    (ii)  Stewart A. Searle III
                                       (June 19, 1996)

                                    (b) Amendment to Severance              Reference is made to Exhibit
                                    Protection Agreements, Dated August     10(iii)A(6)(b) of registrant's Form
                                    31, 1996                                10-K for the fiscal year ended
                                                                            August 31, 1996, which is
                                                                            incorporated herein by reference.

                                (6) Severance Protection Agreements         Reference is made to Exhibit
                                    between National Service                10(iii)A(34) of registrant's Form 10-K
                                    Industries, Inc. and                    for the fiscal year ended August 31,
                                    (a) Brock A. Hattox                     1999, which is incorporated herein by
                                    (September 9, 1996)                     reference.
                                    (b) George H. Gilmore, Jr.
                                    (June 1, 1999)
                                    (c) Joseph G. Parham, Jr.
                                    (May 15, 2000)

                                (7) (a) Bonus Letter Agreements             Reference is made to Exhibit
                                    between National Service                10(iii)A(j) of registrant's Form 10-K
                                    Industries, Inc. and                    for the fiscal year ended August 31,
                                    (i)   James S. Balloun                  1989, and to Exhibit 10(iii)A(d) of
                                    (February 1, 1996)                      the registrant's Form 10-Q for the
                                    (ii)  David Levy (October 1, 1989)      quarter ended February 29, 1996, which
                                    (iii) Stewart A. Searle III             are incorporated herein by
                                    (June 19, 1996)                         reference.

                                    (b) Supplemental Letter Agreement,      Reference is made to Exhibit
                                    Dated August 31, 1996                   10(iii)A(7)(b) of registrant's Form
                                                                            10-K for the fiscal year ended August
                                                                            31, 1996, which is incorporated herein
                                                                            by reference.

                                (8) Bonus Letter Agreements between         Reference is made to Exhibit
                                    National Service Industries,            10(iii)A(35) of registrant's Form 10-K
                                    Inc. and                                for the fiscal year ended August 31,
                                    (a) Brock A. Hattox                     1999, which is incorporated herein by
                                    (September 9, 1996)                     reference.
                                    (b) George H. Gilmore, Jr.
                                    (June 1, 1999)
                                    (c) Joseph G. Parham, Jr.
                                    (May 15, 2000)

                                (9) (a) Long-Term Incentive Program,        Reference is made to Exhibit
                                    Dated September 20, 1989                10(iii)A(k) of registrant's Form 10-K
                                                                            for the fiscal year ended August 31,
                                                                            1989, which is incorporated herein by
                                                                            reference.

                                    (b) Amendment No. 1 to Long-Term        Reference is made to Exhibit
                                    Incentive Program, Dated September      10(iii)A(h)(ii) of registrant's Form
                                    21, 1994                                10-K for the fiscal year ended August
                                                                            31, 1994, which is incorporated herein
                                                                            by reference.

                               (10) National Service Industries,            Reference is made to Exhibit A of
                                    Inc. Long-Term Achievement Incentive    registrant's Schedule 14A as filed
                                    Plan as Amended and Restated,           with the Commission on November 22,
                                    Effective as of January 5, 2000         1999, which is incorporated herein by
                                                                            reference.

                               (11) Incentive Stock Option                  Reference is made to Exhibit
                                    Agreements between National             10(iii)A(1) of registrant's Form 10-K
                                    Service Industries, Inc. and            for the fiscal year ended August 31,
                                    (a) David Levy                          1989, which is incorporated herein by
                                    (b) Stewart A. Searle III               reference.
                                    (c) Brock A. Hattox

                               (12) Incentive Stock Option                  Reference is made to Exhibit
                                    Agreement Effective Beginning           10(iii)A(5) of registrant's Form 10-Q
                                    September 17, 1996 between              for the quarter ended November 30,
                                    National Service Industries,            1996, which is incorporated herein by
                                    Inc. and                                reference.
                                    (a) James S. Balloun
                                    (b) David Levy
                                    (c) Stewart A. Searle III

                               (13) Incentive Stock Option                  Reference is made to Exhibit
                                    Agreement Effective Beginning           10(iii)A(7) of registrant's Form 10-Q
                                    September 23, 1997 between              for the quarter ended November 30,
                                    National Service Industries,            1997, which is incorporated herein by
                                    Inc. and                                reference.
                                    (a) James S. Balloun
                                    (b) Brock A. Hattox
                                    (c) David Levy
                                    (d) Stewart A. Searle III

                               (14) Incentive Stock Option                  Reference is made to Exhibit
                                    Agreement for Executive Officers        10(iii)A(1) of registrant's Form 10-Q
                                    Effective Beginning September           for the quarter ended November 30,
                                    22, 1998 between National               1998, which is incorporated herein by
                                    Service Industries, Inc. and            reference.
                                    (a) James S. Balloun
                                    (b) Brock A. Hattox
                                    (c) David Levy
                                    (d) Stewart A. Searle III

                               (15) Incentive Stock Option                  Reference is made to Exhibit
                                    Agreement for Executive Officers        10(iii)A(4) of registrant's Form 10-Q
                                    Effective Beginning June 1,             for the quarter ended May 31, 1999,
                                    1999 between National Service           which is incorporated herein by
                                    Industries, Inc. and George H.          reference.
                                    Gilmore, Jr.

                               (16) Incentive Stock Option                  Reference is made to Exhibit
                                    Agreement for Executive Officers        10(iii)A(4) of registrant's Form 10-Q
                                    Effective Beginning January 5,          for the quarter ended February 29,
                                    2000 between National Service           2000, which is incorporated herein by
                                    Industries, Inc. and:                   reference.
                                    (a) James S. Balloun
                                    (b) George H. Gilmore, Jr.
                                    (c) Brock A. Hattox
                                    (d) David Levy
                                    (e) Stewart A. Searle III

                               (17) Incentive Stock Option                  Reference is made to Exhibit
                                    Agreement for Executive Officers        10(iii)A(5) of registrant's Form 10-Q
                                    Effective beginning May 15,             for the quarter ended May 31, 2000,
                                    2000 between National Service           which is incorporated herein by
                                    Industries, Inc. and Joseph G.          reference.
                                    Parham, Jr.

                               (18) Nonqualified Stock Option               Reference is made to Exhibit
                                    Agreement for Corporate                 10(iii)A(j) of registrant's Form 10-K
                                    Officers between National               for the fiscal year ended August 31,
                                    Service Industries, Inc. and            1992, which is incorporated herein by
                                    (a) David Levy                          reference.
                                    (b) Brock A. Hattox

                               (19) Nonqualified Stock Option               Reference is made to Exhibit
                                    Agreement for Corporate                 10(iii)A(k) of registrant's Form 10-K
                                    Officers Effective Beginning            for the fiscal year ended August 31,
                                    September 21, 1994 between              1994, which is incorporated herein by
                                    National Service Industries,            reference.
                                    Inc. and David Levy

                               (20) Nonqualified Stock Option               Reference is made to Exhibit
                                    Agreement Effective January 3,          10(iii)A(b) of registrant's Form 10-Q
                                    1996 between National Service           for the quarter ended February 28,
                                    Industries, Inc. and James S.           1996, which is incorporated herein by
                                    Balloun                                 reference.

                               (21) Nonqualified Stock Option               Reference is made to Exhibit
                                    Agreement for Executive                 10(iii)A(6) of registrant's Form 10-Q
                                    Officers Effective Beginning            for the quarter ended November 30,
                                    September 17, 1996 between              1996, which is incorporated herein by
                                    National Service Industries,            reference.
                                    Inc. and
                                    (a) James S. Balloun
                                    (b) David Levy
                                    (c) Stewart A. Searle III
                                    (d) Brock A. Hattox

                               (22) Nonqualified Stock Option               Reference is made to Exhibit
                                    Agreement For Executive                 10(iii)A(8) of registrant's Form 10-Q
                                    Officers Effective Beginning            for the quarter ended November 30,
                                    September 23, 1997 between              1997, which is incorporated herein by
                                    National Service Industries,            reference.
                                    Inc. and
                                    (a) James S. Balloun
                                    (b) Brock A. Hattox
                                    (c) David Levy
                                    (d) Stewart A. Searle III

                               (23) Nonqualified Stock Option               Reference is made to Exhibit
                                    Agreement for Executive                 10(iii)A(2) of registrant's Form 10-Q
                                    Officers Effective Beginning            for the quarter ended November 30,
                                    September 22, 1998 between              1998, which is incorporated herein by
                                    National Service Industries,            reference.
                                    Inc. and
                                    (a) James S. Balloun
                                    (b) Brock A. Hattox
                                    (c) David Levy
                                    (d) Stewart A. Searle III

                               (24) Nonqualified Stock Option               Reference is made to Exhibit
                                    Agreement for Executive                 10(iii)A(5) of registrant's Form 10-Q
                                    Officers Effective Beginning            for the quarter ended May 31, 1999,
                                    June 1, 1999 between National           which is incorporated herein by
                                    Service Industries, Inc. and            reference.
                                    George H. Gilmore, Jr.

                               (25) Nonqualified Stock Option               Reference is made to Exhibit
                                    Agreement (Surrendered                  10(iii)A(3) of registrant's Form 10-Q
                                    Aspiration Award) between               for the quarter ended February 29,
                                    National Service Industries,            2000, which is incorporated herein by
                                    Inc. and:                               reference.
                                    (a) James S. Balloun
                                    (b) Brock A. Hattox
                                    (c) David Levy
                                    (d) Stewart A. Searle III

                               (26) Nonqualified Stock Option               Reference is made to Exhibit
                                    Agreement for Executive                 10(iii)A(5) of registrant's Form 10-Q
                                    Officers Effective Beginning            for the quarter ended February 29,
                                    January 5, 2000 between                 2000, which is incorporated herein by
                                    National Service Industries,            reference.
                                    Inc. and:
                                    (a) James S. Balloun
                                    (b) George H. Gilmore, Jr.
                                    (c) Brock A. Hattox
                                    (d) David Levy
                                    (e) Stewart A. Searle III

                               (27) (a) Benefits Protection Trust           Reference is made to Exhibit
                                    Agreement Dated July 5, 1990,           10(iii)A(n) of registrant's Form 10-K
                                    between National Service                for the fiscal year ended August 31,
                                    Industries, Inc. and Wachovia           1990, which is incorporated herein by
                                    Bank and Trust Company                  reference.

                                    (b) Amendment to Benefits Protection    Reference is made to Exhibit
                                    Trust Agreement between National        10(iii)A(12)(c) of registrant's Form
                                    Service Industries, Inc. and            10-K for the fiscal year ended August
                                    Wachovia Bank and Trust Company and     31, 1996, which is incorporated herein
                                    Adoption, Dated August 31, 1996         by reference.

                                    (c) Amendment No. 2 to Benefits         Reference is made to Exhibit
                                    Protection Trust Agreement between      10(iii)A(3) of registrant's Form 10-Q
                                    National Service Industries, Inc.       for the quarter ended November 30,
                                    and Wachovia Bank and Trust             1997, which is incorporated herein by
                                    Company, Dated September 23, 1997       reference.

                                    (d) Amended Schedule 1 of Benefits      Reference is made to Exhibit
                                    Protection Trust Agreement between      10(iii)A(4) of registrant's Form 10-Q
                                    National Service Industries, Inc.       for the quarter ended November 30,
                                    and Wachovia Bank and Trust             1997, which is incorporated herein by
                                    Company, Dated September 23, 1997       reference.

                                    (e) Amendment No. 3 to Benefits         Reference is made to Exhibit
                                    Protection Trust Agreement between      10(iii)A(4) of registrant's Form 10-Q
                                    National Service Industries, Inc.       for the quarter ended November 30,
                                    and Wachovia Bank, N.A. (formerly       1998, which is incorporated herein by
                                    Wachovia Bank and Trust Company),       reference.
                                    Dated January 6, 1999.

                               (28) (a) Executive Benefits Trust            Reference is made to Exhibit
                                    Agreement Dated July 5, 1990,           10(iii)A(o) of registrant's Form 10-K
                                    between National Service                for the fiscal year ended August 31,
                                    Industries, Inc. and Wachovia           1990, which is incorporated herein by
                                    Bank and Trust Company                  reference.

                                    (b) Amendment to Executive Benefits     Reference is made to Exhibit
                                    Trust Agreement between National        10(iii)A(13) of registrant's Form 10-K
                                    Service Industries, Inc. and            for the fiscal year ended August 31,
                                    Wachovia Bank and Trust Company and     1996, which is incorporated herein by
                                    Adoption, Dated August 31, 1996         reference.

                                    (c) Amended Schedule 1 of Executive     Reference is made to Exhibit
                                    Benefits Trust Agreement between        10(iii)A(5) of registrant's Form 10-Q
                                    National Service Industries, Inc.       for the quarter ended November 30,
                                    and Wachovia Bank, N.A. (formerly       1997, which is incorporated herein by
                                    Wachovia Bank and Trust Company),       reference.
                                    Dated September 23, 1997

                                    (d) Amendment No. 2 to Executive        Reference is made to Exhibit
                                    Benefits Trust Agreement between        10(iii)A(5) of registrant's Form 10-Q
                                    National Service Industries, Inc.       for the quarter ended November 30,
                                    and Wachovia Bank, N.A. (formerly       1998, which is incorporated herein by
                                    Wachovia Bank and Trust Company),       reference.
                                    Dated January 6, 1999.

                               (29) (a) National Service                    Reference is made to Exhibit
                                    Industries, Inc. 1992 Nonemployee       10(iii)A(o) of registrant's Form 10-K
                                    Directors' Stock Option Plan,           for the fiscal year ended August 31,
                                    Effective September 16, 1992            1992, which is incorporated herein by
                                                                            reference.

                                    (b) First Amendment to the National     Reference is made to Exhibit
                                    Service Industries, Inc. 1992           10(iii)A(13)(b) of registrant's Form
                                    Nonemployee Directors' Stock Option     10-K for the fiscal year ended August
                                    Plan, Dated March 24, 1998              31, 1998, which is incorporated herein
                                                                            by reference.

                                    (c) Second Amendment to the National    Reference is made to Exhibit
                                    Service Industries, Inc. 1992           10(iii)A(1) of registrant's Form 10-Q
                                    Nonemployee Directors' Stock Option     for the quarter ended November 30,
                                    Plan, Dated January 5, 2000             1999, which is incorporated herein by
                                                                            reference.

                               (30) Nonemployee Directors' Stock            Reference is made to Exhibit
                                    Option Agreement between                10(iii)A(q) of registrant's Form 10-K
                                    National Service Industries,            for the fiscal year ended August 31,
                                    Inc. and                                1994, which is incorporated herein by
                                    (a) John L. Clendenin                   reference.
                                    (b) Robert M. Holder, Jr.
                                    (c) James C. Kennedy
                                    (d) Bernard Marcus
                                    (e) John G. Medlin, Jr.
                                    (f) Dr. Betty L. Siegel
                                    (g) Barrie A. Wigmore
                                    (h) Thomas C. Gallagher
                                    (i) Charles W. McCall
                                    (j) Herman J. Russell
                                    (k) Samuel A. Nunn

                               (31) Stock Option Agreement for              Reference is made to Exhibit 10(iii)A
                                    Nonemployee Directors Dated             of registrant's Form 10-Q for the
                                    March 19, 1997 between National         quarter ended May 31, 1997, which is
                                    Service Industries, Inc. and            incorporated herein by reference.
                                    (a) John L. Clendenin
                                    (b) Samuel A. Nunn

                               (32) Nonemployee Directors' Stock            Reference is made to Exhibit
                                    Option Agreement Dated January          10(iii)A(1) of the registrant's Form
                                    5, 2000 between National                10-Q for the quarter ended February
                                    Service Industries, Inc. and            29, 2000, which is incorporated herein
                                    (a) Leslie M. Baker, Jr.                by reference.
                                    (b) John L. Clendenin
                                    (c) Thomas C. Gallagher
                                    (d) Bernard Marcus
                                    (e) Samuel A. Nunn
                                    (f) Ray M. Robinson
                                    (g) Herman J. Russell
                                    (h) Betty L. Siegel
                                    (i) Kathy Brittain White
                                    (j) Barrie A. Wigmore
                                    (k) Neil Williams

                               (33) (a) National Service Industries,        Reference is made to Exhibit
                                    Inc. Executive Savings Plan,            10(iii)A(s) of registrant's Form 10-K
                                    Effective September 1, 1994             for the fiscal year ended August 31,
                                                                            1994, which is incorporated herein by
                                                                            reference.

                                    (b) Amendment No. 1 to National         Reference is made to Exhibit
                                    Service Industries, Inc. Executive      10(iii)A(17)(b) of registrant's Form
                                    Savings Plan, Dated August 31, 1996     10-K for the fiscal year ended August
                                                                            31, 1996, which is incorporated herein
                                                                            by reference.

                               (34) (a)National Service Industries,         Reference is made to Exhibit
                                    Inc. Nonemployee Director               10(iii)A(26) of registrant's Form 10-K
                                    Deferred Stock Unit Plan,               for the fiscal year ended August 31,
                                    Effective June 1, 1996                  1996, which is incorporated herein by
                                                                            reference.

                                    (b) Amendment No. 1 to National         Reference is made to Exhibit
                                    Service Industries, Inc.                10(iii)A(6) of registrant's Form 10-Q
                                    Nonemployee Director Deferred Stock     for the quarter ended November 30,
                                    Unit Plan, Effective December 1,        1997, which is incorporated herein by
                                    1997                                    reference.

                                    (c) Amendment No. 2 to National         Reference is made to Exhibit
                                    Service Industries, Inc.                10(iii)A(19)(c) of registrant's Form
                                    Nonemployee Director Deferred Stock     10-K for the fiscal year ended August
                                    Unit Plan, Effective December 31,       31, 1998, which is incorporated herein
                                    1997                                    by reference.

                               (35) Employment Letter Agreement             Reference is made to Exhibit
                                    between National Service                10(iii)A(28) of registrant's Form 10-K
                                    Industries, Inc. and Brock A.           for the fiscal year ended August 31,
                                    Hattox, Dated August 26, 1996           1996, which is incorporated herein by
                                                                            reference.

                               (36) Employment Letter Agreement             Reference is made to Exhibit
                                    between National Service                10(iii)A(2) of registrant's Form 10-Q
                                    Industries, Inc. and James S.           for the quarter ended November 30,
                                    Balloun, Dated February 1, 1996         1997, which is incorporated herein by
                                                                            reference.

                                    [refiled to disclose confidential
                                    information previously omitted and
                                    filed separately with the
                                    Securities and Exchange
                                    Commission]

                               (37) Employment Letter Agreement             Reference is made to Exhibit
                                    between National Service                10(iii)A(1) of registrant's Form 10-Q
                                    Industries, Inc. and George H.          for the quarter ended May 31, 1999,
                                    Gilmore, Jr., Dated May 5,              which is incorporated herein by
                                    1999.                                   reference.

                               (38) Employment Letter Agreement             Reference is made to Exhibit
                                    between National Service                10(iii)A(2) of registrant's Form 10-Q
                                    Industries, Inc. and Joseph G.          for the quarter ended May 31, 2000,
                                    Parham, Jr., Dated May 3, 2000          which is incorporated herein by
                                                                            reference.

                               (39) (a) Aspiration Achievement              Reference is made to Exhibit
                                    Incentive Award Agreements for          10(iii)A(22) of registrant's Form 10-K
                                    the Performance Cycle beginning         for the fiscal year ended August 31,
                                    September 1, 1996 between               1999, which is incorporated herein by
                                    National Service Industries,            reference.
                                    Inc. and
                                    (i) James S. Balloun
                                    (ii) Brock A. Hattox
                                    (iii) David Levy
                                    (iv) Stewart A. Searle III

                                    [refiled to disclose confidential
                                    information previously omitted and
                                    filed separately with the
                                    Securities and Exchange
                                    Commission]

                                    (b) Amendment of Aspiration             Reference is made to Exhibit
                                    Achievement Incentive Award             10(iii)A(8) of registrant's Form 10-Q
                                    Agreement and Election Form for         for the quarter ended May 31, 1999,
                                    Performance Cycle Ending August 31,     which is incorporated herein by
                                    1999 between National Service           reference.
                                    Industries, Inc. and:
                                    (i) James S. Balloun
                                    (ii) Brock A. Hattox
                                    (iii) David Levy
                                    (iv) Stewart A. Searle III

                                    (c) Second Amendment of Aspiration      Reference is made to Exhibit
                                    Achievement Incentive Award             10(iii)A(2) of registrant's Form 10-Q
                                    Agreement for the Performance Cycle     for the quarter ended November 30,
                                    Ended August 31, 1999 between           1999, which is incorporated herein by
                                    National Service Industries, Inc.       reference.
                                    and
                                    (a) James S. Balloun
                                    (b) Brock A. Hattox
                                    (c) David Levy
                                    (d) Stewart A. Searle III

                               (40) (a) Aspiration Achievement              Page 102
                                    Incentive Award Agreements for
                                    the Performance Cycle beginning
                                    September 1, 1997 between
                                    National Service Industries,
                                    Inc., and
                                    (i) James S. Balloun
                                    (ii) Brock A. Hattox
                                    (iii) David Levy
                                    (iv) Stewart A. Searle III

                                    [refiled to disclose confidential
                                    information previously omitted and
                                    filed separately with the
                                    Securities and Exchange
                                    Commission]

                                    (b) Amendment of the Aspiration         Reference is made to Exhibit
                                    Achievement Incentive Award             10(iii)A(3) of registrant's Form 10-Q
                                    Agreement and Election Form for the     for the quarter ended November 30,
                                    Performance Cycle Ending August 31,     1999, which is incorporated herein by
                                    2000 between National Service           reference.
                                    Industries, Inc. and
                                    (i) James S. Balloun
                                    (ii) George H. Gilmore, Jr.
                                    (iii) Brock A. Hattox
                                    (iv) David Levy
                                    (v) Stewart A. Searle III

                               (41) (a) Aspiration Achievement              Reference is made to Exhibit
                                    Incentive Award Agreements for          10(iii)A(3) of registrant's Form 10-Q
                                    the Performance Cycle beginning         for the quarter ended November 30,
                                    September 1, 1998 between               1998, which is incorporated herein by
                                    National Service Industries,            reference.
                                    Inc. and
                                    (i) James S. Balloun
                                    (ii) Brock A. Hattox
                                    (iii) David Levy
                                    (iv) Stewart A. Searle III

                                    [a confidential portion of which
                                    has been omitted and filed
                                    separately with the Securities and
                                    Exchange Commission]

                                    (b) Amendment of the Aspiration         Reference is made to Exhibit
                                    Achievement Incentive Award             10(iii)A(4) of registrant's Form 10-Q
                                    Agreement for the Performance Cycle     for the quarter ended November 30,
                                    Ending August 31, 2001 between          1999, which is incorporated herein by
                                    National Service Industries, Inc.       reference.
                                    and
                                    (i) James S. Balloun
                                    (ii) George H. Gilmore, Jr.
                                    (iii) Brock A. Hattox
                                    (iv) David Levy
                                    (v) Stewart A. Searle III

                                    [a confidential portion of which
                                    has been omitted and filed
                                    separately with the Securities and
                                    Exchange Commission]

                               (42) Aspiration Achievement                  Page 109
                                    Incentive Award Agreement for the
                                    Performance Cycle beginning
                                    September 1, 1997 between
                                    National Service Industries,
                                    Inc. and George H. Gilmore,
                                    Jr., Dated June 1, 1999.

                                    [refiled to disclose confidential
                                    information previously omitted and
                                    filed separately with the
                                    Securities and Exchange
                                    Commission]

                               (43) Aspiration Achievement                  Reference is made to Exhibit
                                    Incentive Award Agreement for the       10(iii)A(7) of registrant's Form 10-Q
                                    Performance Cycle beginning             for the quarter ended May 31, 1999,
                                    September 1, 1998 between               which is incorporated herein by
                                    National Service Industries,            reference.
                                    Inc. and George H. Gilmore,
                                    Jr., Dated June 1, 1999.

                                    [a confidential portion of which
                                    has been omitted and filed
                                    separately with the Securities and
                                    Exchange Commission]

                               (44) Aspiration Achievement                  Reference is made to Exhibit
                                    Incentive Award Agreements for the      10(iii)A(40) of registrant's Form 10-K
                                    Performance Cycle beginning             for the fiscal year ended August 31,
                                    September 1, 1999 between               1999, which is incorporated herein by
                                    National Service Industries,            reference.
                                    Inc. and
                                    (a) James S. Balloun
                                    (b) Brock A. Hattox
                                    (c) David Levy
                                    (d) Stewart A. Searle III
                                    (e) George H. Gilmore, Jr.

                                    [a confidential portion of which
                                    has been omitted and filed
                                    separately with the Securities and
                                    Exchange Commission]

                               (45) Aspiration Achievement                  Reference is made to Exhibit
                                    Incentive Award Agreement for the       10(iii)A(6) of registrant's Form 10-Q
                                    Performance Cycle beginning             for the quarter ended May 31, 2000,
                                    September 1, 1998 between               which is incorporated herein by
                                    National Service Industries,            reference.
                                    Inc. and Joseph G. Parham, Jr.,
                                    Dated May 15, 2000

                                    [a confidential portion of which
                                    has been omitted and filed
                                    separately with the Securities and
                                    Exchange Commission]

                               (46) Aspiration Achievement                  Reference is made to Exhibit
                                    Incentive Award Agreement for the       10(iii)A(7) of registrant's Form 10-Q
                                    Performance Cycle beginning             for the quarter ended May 31, 2000,
                                    September 1, 1999 between               which is incorporated herein by
                                    National Service Industries,            reference.
                                    Inc. and Joseph G. Parham, Jr.,
                                    Dated May 15, 2000

                                    [a confidential portion of which
                                    has been omitted and filed
                                    separately with the Securities and
                                    Exchange Commission]

                               (47)(a) National Service                     Reference is made to Exhibit
                                    Industries, Inc. Supplemental           10(iii)A(9) of registrant's Form 10-Q
                                    Deferred Savings Plan,                  for the quarter ended November 30,
                                    Effective September 18, 1996            1996, which is incorporated herein by
                                                                            reference.

                                    (b) Amendment No. 1 to National         Reference is made to Exhibit
                                    Service Industries, Inc.                10(iii)A(23)(b) of registrant's Form
                                    Supplemental Deferred Savings Plan,     10-K for the fiscal year ended August
                                    Dated December 29, 1997                 31, 1999, which is incorporated herein
                                                                            by reference.

                               (48) National Service Industries,            Reference is made to Exhibit
                                    Inc. Management Compensation and        10(iii)A(31) of registrant's Form 10-K
                                    Incentive Plan as Amended and           for the fiscal year ended August 31,
                                    Restated, Effective as of               1998, which is incorporated herein by
                                    September 1, 1998.                      reference.

        EXHIBIT 12                  Ratio of Earnings to Fixed Charges      Reference is made to Exhibit 12 of
                                                                            registrant's Form 10-Q for the quarter
                                                                            ended May 31, 2000, which is
                                                                            incorporated herein by reference.

        EXHIBIT 21              List of Subsidiaries                        Page 117

        EXHIBIT 23              Consent of Independent Public Accountants   Page 118

        EXHIBIT 24              Powers of Attorney                          Page 119

        EXHIBIT 27              Financial Data Schedule for the Year        Page 132
                                Ended August 31, 2000

(b) None filed for the quarter ended August 31, 2000.

(c) Exhibits 2, 9, 11, 13, 18, and 22 have been omitted because they are not applicable.

(d) Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                 NATIONAL SERVICE INDUSTRIES, INC.

  Date: November 6, 2000                                         By:                      /s/ HELEN D. HAINES
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

              Signature                              Title                              Date

                  *                       Chairman, President, and              November 6, 2000
         James S. Balloun                 Chief Executive Officer
                                          and Director

                  *                       Executive Vice President              November 6, 2000
         Brock Hattox                     and Chief Financial Officer

                  *                       Vice President and Controller         November 6, 2000
         Robert R. Burchfield

                  *                       Director                              November 6, 2000
         John L. Clendenin

                  *                       Director                              November 6, 2000
         Thomas C. Gallagher

                  *                       Director                              November 6, 2000
         Neil Williams

                  *                       Director                              November 6, 2000
         Roy Richards

                  *                       Director                              November 6, 2000
         David Levy

                  *                       Director                              November 6, 2000
         Bernard Marcus

                  *                       Director                              November 6, 2000
         Leslie M. Baker, Jr.

                  *                       Director                              November 6, 2000
         Samuel A. Nunn

                  *                       Director                              November 6, 2000
         Herman J. Russell

                  *                       Director                              November 6, 2000
         Betty L. Siegel

                  *                       Director                              November 6, 2000
         Kathy Brittain White

                  *                       Director                              November 6, 2000
         Ray M. Robinson

                  *                       Director                              November 6, 2000
         Barrie A. Wigmore

*By:     /s/ DAVID LEVY                   Attorney-in-Fact
         David Levy

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE II

To National Service Industries, Inc.:

        We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in the NATIONAL SERVICE INDUSTRIES, INC. and subsidiaries’ Form 10-K for the year ended August 31, 2000, and have issued our report thereon dated October 9, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 in this Form 10-K is the responsibility of the company’s management and is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP

Atlanta, Georgia
October 9, 2000

                                                            SCHEDULE II
                                                 NATIONAL SERVICE INDUSTRIES, INC.

                                                 VALUATION AND QUALIFYING ACCOUNTS
                                        For the Years Ended August 31, 2000, 1999, and 1998
                                                        (In thousands)

                                                                  Additions Charged to
                                                  Balance at                                             Balance at
                                                   Beginning    Costs and       Other                      End of
                                                   of Period    Expenses     Accounts(1)  Deductions(2)    Period
            YEAR ENDED AUGUST 31, 2000:
              Deducted in the balance sheet from
                   the asset to which it
                   applies - Reserve for
                   doubtful accounts                $6,306       $ 4,792       $   232       $ 3,793       $ 7,537

            YEAR ENDED AUGUST 31, 1999:
              Deducted in the balance sheet from
                   the asset to which it
                   applies - Reserve for
                   doubtful accounts                $4,631       $ 3,651       $ 1,709       $ 3,685       $ 6,306

            YEAR ENDED AUGUST 31, 1998:
              Deducted in the balance sheet from
                   the asset to which it
                   applies - Reserve for
                   doubtful accounts                $4,302       $ 3,558       $   214       $ 3,443       $ 4,631

__________

(1) Recoveries credited to reserve, reserves recorded in acquisitions, and reserves removed in sale of businesses.
(2) Uncollectible accounts written off and net currency translation adjustments.