Form 10-Q
period 2000-11-30
NATIONAL SERVICE INDUSTRIES INC
filed 2001-01-09
CIK 70538

Index to Exhibits on Page 15

                                   UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                     FORM 10-Q
(Mark One)

[X]                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2000.

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

Common Stock - $1.00 Par Value - 41,052,654 shares as of December 31, 2000

                                          NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                                                                INDEX

                                                                                                      Page No.

PART I.  FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS (Unaudited) -
                   NOVEMBER 30, 2000 AND AUGUST 31, 2000                                                 3

                   CONSOLIDATED STATEMENTS OF INCOME (Unaudited) -
                   THREE  MONTHS ENDED NOVEMBER 30, 2000 AND 1999                                        4

                   CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) -
                   THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999                                         5

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)                               6-10

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS                                             11-12

          ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                          MARKET RISK                                                                    12

PART II.  OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS                                                                     13

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                   13

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                      13

SIGNATURES                                                                                               14

EXHIBIT INDEX                                                                                            15

                                           NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                                                CONSOLIDATED BALANCE SHEETS (Unaudited)
                                            (In thousands, except share and per-share data)

                                                                                            November 30,       August 31,
                                                                                                2000              2000

ASSETS
Current Assets:
      Cash and cash equivalents                                                                   $ 3,148       $   1,510
      Receivables, less reserves for doubtful accounts of $8,269 at November 30,
                 2000 and $7,310 at August 31, 2000                                               388,299         409,448
      Inventories, at the lower of cost (on a first-in, first-out basis) or market                270,843         257,579
      Linens in service, net of amortization                                                       55,593          57,162
      Deferred income taxes                                                                         9,721          10,285
      Prepayments                                                                                  30,500          25,740
           Total Current Assets                                                                   758,104         761,724

Property, Plant, and Equipment, at cost:
      Land                                                                                         28,538          28,697
      Buildings and leasehold improvements                                                        209,339         206,946
      Machinery and equipment                                                                     564,549         559,483
           Total Property, Plant, and Equipment                                                   802,426         795,126
      Less-Accumulated depreciation and amortization                                              381,788         368,067
           Property, Plant, and Equipment-net                                                     420,638         427,059

Other Assets:
      Goodwill and other intangibles                                                              530,677         536,009
      Other                                                                                        93,538          95,347
           Total Other Assets                                                                     624,215         631,356
                Total Assets                                                                   $1,802,957      $1,820,139

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Current maturities of long-term debt                                                         $1,065         $   201
      Commercial paper, short-term                                                                244,645         236,706
      Notes payable                                                                                20,039          20,285
      Accounts payable                                                                            114,325         130,573
      Accrued salaries, commissions, and bonuses                                                   48,672          63,832
      Current portion of self-insurance reserves                                                    8,289           7,006
      Accrued taxes payable                                                                         6,388           1,924
      Other accrued liabilities                                                                    80,677          80,125
           Total Current Liabilities                                                              524,100         540,652

Long-Term Debt, less current maturities                                                           383,043         384,242
Deferred Income Taxes                                                                              94,260          96,153
Self-Insurance Reserves, less current portion                                                      31,517          37,484
Other Long-Term Liabilities                                                                        96,695          93,138

Stockholders' Equity:
      Series A participating preferred stock, $.05 stated value, 500,000 shares authorized, none issued
      Preferred stock, no par value, 500,000 shares authorized, none issued
      Common stock, $1 par value, 120,000,000 shares authorized, 57,918,978 shares
           issued                                                                                  57,919          57,919
      Paid-in capital                                                                              28,428          29,657
      Retained earnings                                                                         1,025,964       1,022,974
      Accumulated other comprehensive income items                                                (15,295)        (12,777)
                                                                                                1,097,016       1,097,773
      Less-Treasury stock, at cost (16,866,324 shares at November 30, 2000 and
           17,090,414 shares at August 31, 2000)                                                  423,674         429,303
         Total Stockholders' Equity                                                               673,342         668,470
                Total Liabilities and Stockholders' Equity                                     $1,802,957      $1,820,139

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                          NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                                 (In thousands, except per-share data)

                                                                          THREE MONTHS ENDED
                                                                              NOVEMBER 30
                                                                          2000           1999

Sales and Service Revenues:
      Net sales of products                                              $562,652       $542,294
      Service revenues                                                     81,107         77,716
           Total Revenues                                                 643,759        620,010

Costs and Expenses:
      Cost of products sold                                               332,683        323,914
      Cost of services                                                     46,433         45,134
      Selling and administrative expenses                                 218,104        196,971
      Amortization expense                                                  5,047          5,166
      Interest expense, net                                                13,261          9,986
      Other expense (income), net                                           1,982         (1,013)
           Total Costs and Expenses                                       617,510        580,158

Income before Provision for Income Taxes                                   26,249         39,852

Provision for Income Taxes                                                  9,712         15,462

Net Income                                                               $ 16,537       $ 24,390

Per Share:
      Basic Earnings per Share                                           $    .40       $    .60
        Basic Weighted Average Number of Shares Outstanding                40,941         40,584

      Diluted Earnings per Share                                         $    .40       $    .60
         Diluted Weighted Average Number of Shares Outstanding             40,958         40,686

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                          NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                            (In thousands)

                                                                                                        THREE MONTHS ENDED
                                                                                                           NOVEMBER 30
                                                                                                      2000             1999

Cash Provided by (Used for) Operating Activities
      Net income                                                                                      $16,537         $24,390
      Adjustments to reconcile net income to net cash provided by (used for) operating activities:
           Depreciation and amortization                                                               22,502          21,210
           Provision for losses on accounts receivable                                                  1,522           1,315
           (Gain) loss on the sale of property, plant, and equipment                                    1,865            (434)
           Gain on the sale of business                                                                     -            (186)
           Change in assets and liabilities net of effect of acquisitions and divestitures-
                Receivables                                                                            18,939          27,574
                Inventories and linens in service, net                                                (12,526)        (15,264)
                Deferred income taxes                                                                  (1,328)          4,368
                Prepayments and other                                                                  (4,760)         (3,421)
                Accounts payable and accrued liabilities                                              (21,169)        (30,270)
                Self-insurance reserves and other long-term liabilities                                (2,553)            426
                      Net Cash Provided by Operating Activities                                        19,029          29,708

Cash Provided by (Used for) Investing Activities
      Purchases of property, plant, and equipment                                                     (14,660)        (21,792)
      Sale of property, plant, and equipment                                                              589             783
      Acquisitions                                                                                       (200)        (14,030)
      Change in other assets                                                                            2,348             693
           Net Cash Used for Investing Activities                                                     (11,923)        (34,346)

Cash Provided by (Used for) Financing Activities
      Borrowings (repayments) of  notes payable, net                                                     (246)             91
      Issuances (repayments) of commercial paper, net (less than 90 days)                              15,601         (73,931)
      Issuances of commercial paper (greater than 90 days)                                              1,338          89,801
      Repayments of commercial paper (greater than 90 days)                                            (9,000)              -
      Repayments of long-term debt                                                                       (335)           (286)
      Treasury stock transactions, net                                                                    754           1,199
      Cash dividends paid                                                                             (13,547)        (13,014)
           Net Cash Provided by (Used for) Financing Activities                                        (5,435)          3,860

Effect of Exchange Rate Changes on Cash                                                                   (33)             (7)

Net Change in Cash and Cash Equivalents                                                                 1,638            (785)

Cash and Cash Equivalents at Beginning of Period                                                        1,510           2,254

Cash and Cash Equivalents at End of Period                                                            $ 3,148         $ 1,469

Supplemental Cash Flow Information:
      Income taxes paid during the period                                                             $ 3,308         $ 9,207
      Interest paid during the period                                                                   9,674           5,511

Noncash Investing and Financing Activities:
         Treasury shares issued under long-term incentive plan                                        $ 4,551         $ 5,667
         Noncash aspects of acquisitions--
           Assets acquired                                                                            $   200         $   876
           Liabilities assumed or incurred                                                                  -              24

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                         NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollar amounts in thousands, except share and per-share data and as indicated)

1.       BASIS OF PRESENTATION

The interim consolidated financial statements included herein have been prepared by the company without audit and the condensed  consolidated balance sheet as of
August 31, 2000 has been  derived  from  audited  statements.  These  statements reflect all adjustments,  all of which are of a noraml,  recurring nature, which are, in the opinion of management,  necessary to present fairly the consolidated financial  position  as of  November  30,  2000,  the  consolidated  results  of operations  for the three  months  ended  November  30,  2000 and 1999,  and the consolidated  cash flows for the three months ended  November 30, 2000 and 1999.
Certain   reclassifications  have  been  made  to  the  prior  year's  financial statements to conform to the current year's  presentation.  Certain  information and footnote  discolsures  normally included in financial statements prepared in accordance with generally accepted accounting  principles have been condensed or omitted.  The company  believes  that the  disclosures  are adequate to make the information  presented  not  misleading.  It is suggested  that these  financial statements  be read in  conjunction  with the  financial  statements  and  notes thereto  inclulded in the  company's  Annual  Report on Form 10-K for the fiscal year ended August 31, 2000.

The results of operations  for the three months ended  November 30, 2000 are not necessarily  indicative  of the results to be expected  for the full fiscal year because the  company's  revenues and income are  generally  higher in the second half of its fiscal  year and  because  of the  uncertainty  of general  business conditions.

2.       RECENT ACCOUNTING STANDARDS

Newly Adopted Accounting Standards

Statement of Financial Accounting Standards ("SFAS") No. 133 (as amended by SFAS
No. 138),  "Accounting for Derivative  Instruments and Hedging  Activities," was
issued in June of 1998 and is effective for all fiscal  quarters of fiscal years beginning after June 15, 2000. Accordingly,  the company adopted SFAS 133 at the beginning of the quarter ended November 30, 2000. The adoption of this statement did not have a  material  impact on the  company’s  consolidated  financial statements.

Accounting Standards Yet to be Adopted

In September  2000,  the  Emerging  Issues Task Force  ("EITF")  reached a final consensus on EITF Issue 00-10,  "Accounting  for Shipping and Handling  Fees and
Costs."  Specifically,  Issue  00-10  addresses  how the seller of goods  should classify  amounts  billed to a customer  for  shipping  and  handling.  The EITF concluded that all amounts billed to a customer in a sales  transaction  related to shipping and handling  represent  revenues  earned for the goods provided and should be classified as revenue.  The company is required to and will adopt EITF
00-10 in the fourth  quarter of fiscal year 2001.  The company has  historically netted certain  shipping and handling  revenues charged to customers in cost and expenses.  The  adoption  of EITF 00-10 will  result in an increase in sales and service  revenues  and cost and  expenses,  with no  impact on net  income.  The company has not calculated the effect of this  reclassification  on its reported revenues and costs.

3.    BUSINESS SEGMENT INFORMATION

                                                                               Depreciation        Capital
                                                  Sales and     Operating          and          Expenditures
                                                   Service        Profit       Amortization       Including
                                                   Revenues       (Loss)         Expense        Acquisitions
Three Months Ended November 30, 2000

Lighting Equipment                                   $377,680       $33,276           $12,583          $ 8,891
Chemical                                              126,355         6,537             2,847            2,127
Textile Rental                                         81,107         3,727             4,147            2,071
Envelope                                               58,617         1,712             2,325            1,084
                                                      643,759        45,252            21,902           14,173
Corporate                                                            (5,742)              600              687
Interest expense, net                                               (13,261)
Total                                                $643,759       $26,249           $22,502          $14,860

                                                                               Depreciation        Capital
                                                  Sales and     Operating          and          Expenditures
                                                   Service        Profit       Amortization       Including
                                                   Revenues       (Loss)         Expense        Acquisitions
Three Months Ended November 30, 1999
Lighting Equipment                                   $367,595       $35,287           $12,406          $24,904
Chemical                                              119,901         8,622             2,712            1,334
Textile Rental                                         77,716         5,128             3,752            3,568
Envelope                                               54,798         3,068             1,781            4,347
                                                      620,010        52,105            20,651           34,153
Corporate                                                            (2,267)              559            1,669
Interest expense, net                                                (9,986)
Total                                                $620,010       $39,852           $21,210          $35,822

                                                               Total Assets
                                                     November 30,        August 31,
                                                         2000                2000
Lighting Equipment                                    $1,133,007           $1,145,927
Chemical                                                 232,861              241,645
Textile Rental                                           220,850              222,957
Envelope                                                 153,868              151,003
Subtotal                                               1,740,586            1,761,532
Corporate                                                 62,371               58,607
Total                                                 $1,802,957           $1,820,139

4.    INVENTORIES

Major  classes of  inventory as of November 30, 2000 and August 31, 2000 were as follows:

                                                    November 30,          August 31,
                                                       2000                 2000
Raw Materials and Supplies                             $101,376             $104,566
Work-in-Process                                          19,183               20,262
Finished Goods                                          150,284              132,751
Total                                                  $270,843             $257,579

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

                                                                               Three Months Ended
                                                                                  November 30
                                                                             2000              1999
Basic earnings per common share:
      Net income                                                            $16,537           $24,390
      Basic weighted average shares outstanding (in thousands)               40,941            40,584
      Basic earnings per common share                                        $  .40             $ .60

Diluted earnings per common share:
      Net income                                                            $16,537           $24,390

      Basic weighted average shares outstanding (in thousands)               40,941            40,584
               Add - Shares of common stock issuable upon assumed
               exercise of dilutive stock options (in thousands)                 17               102
      Diluted weighted average shares outstanding (in thousands)             40,958            40,686

      Diluted earnings per common share                                      $  .40             $ .60

6.    COMPREHENSIVE INCOME

The  company  adopted  Statement  of  Financial  Accounting  Standards  No. 130,
"Reporting  Comprehensive Income," in the first quarter of fiscal 1999. SFAS No.
130  requires  the  reporting of a measure of all changes in equity of an entity that result from  recognized  transactions  and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income
(loss) for the three  months  ended  November  30, 2000 and 1999  includes  only foreign  currency  translation  adjustments.  The  calculation of  comprehensive income is as follows:

                                                                 Three Months Ended
                                                                     November 30
                                                               2000               1999

Net income                                                    $16,537            $24,390
Other comprehensive income (loss)                              (2,518)               (10)
       Comprehensive Income                                   $14,019            $24,380

7.    LEGAL PROCEEDINGS

The company is subject to various  legal claims  arising in the normal course of business  out of the  conduct of its  current  and prior  businesses,  including patent infringement and product liability claims. Based on information currently available,  it is the opinion of  management  that the  ultimate  resolution  of pending and threatened legal proceedings will not have a material adverse effect on the company's financial  condition or results of operations.  However, in the event of  unexpected  future  developments,  it is  possible  that the  ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the  company's  results of  operations  in a particular  future  period.  The company reserves for known legal claims when payments associated with the claims become probable and the costs can be reasonably  estimated.  The actual costs of resolving legal claims may be substantially  lower or higher than that reserved.
The company does not believe that the amount of such costs below or in excess of that reserved is reasonably estimable.

Among the  product  liability  claims to which the company is subject are claims
arising  from  the   installation   and   distribution  of   asbestos-containing
insulation,  primarily  in  the  southeastern  United  States,  by a  previously divested business of the company. The company has reached settlement  agreements with  substantially all of its relevant insurers  providing for their payment of these claims up to the various policy limits. Over the past two decades, through
November  30,  2000,  approximately  35,800  such claims  against the  company's business have been resolved for an aggregate cost (liability  payments and other expenses) of approximately  $40 million,  approximately $39 million of which has been paid by  insurers.  The average  per-claim  liability  payment  made by the company and its insurers is less than nine hundred  dollars over that period and is slightly more than a thousand dollars over the past two years. As of November
30, 2000,  there were  approximately  31,400 similar claims pending  against the company,  including  approximately  16,000  claims  that  have been  settled  in principle (but not yet finalized) for amounts  generally  consistent with recent historical  per-claim  settlement  costs.  The company  anticipates that similar claims  will be made in the  future.  Neither  the number of such claims nor the liabilities which may arise from them is reasonably estimable.

Since  1988 the  company  has been a  member,  together  with a number  of other companies  that are among the  defendants  in these  claims,  of the  Center for
Claims  Resolution  (the "CCR"),  which has handled all such claims on behalf of the company.  The company has been responsible for varying  percentages of CCR's
defense  and  liability   payments  on  a   claim-by-claim   basis  pursuant  to
predetermined  sharing  formulae;  substantially all of the company's portion of those payments have been paid directly by the company's  insurers.  During 2000, one member left the CCR;  another  member had its  membership  terminated by the
CCR's Board; and another member declared  bankruptcy.  These members have failed to pay certain  financial  obligations in connection with  settlements that were
reached  while  they  were  CCR  members.   The  company   expects  to  pay  CCR
approximately five hundred thousand dollars for the company's allocated share of the amount needed to cover defaulted  obligations  relating to paid settlements;
the CCR may  request,  and the  company  may be  subject  to claims  that it has liability for, further payments with respect to settlements reached in principle but not finalized.  Although the company would seek to recover any such payments from insurance and other sources,  there is no assurance that such payments,  if made by the company,  would be  recoverable.  In addition,  several  significant companies  that are  traditional  co-defendants  in  similar  claims but are not members of CCR sought  bankruptcy  protection  during 2000. The absence of these traditional  defendants  may increase the cost of resolving  similar  claims for other defendants, including the company and the other remaining CCR members. The company expects that beginning on or about February 1, 2001, it will use CCR for claims  processing  and  handling but not for sharing of  liability  costs;  the company will also use coordinating counsel and will participate more directly in defense of claims.

The ultimate asbestos-related liability of the company is difficult to estimate.
Based  on  the  company's   experience  to  date,  the  company   believes  that
substantially  all of the  costs  it  may  incur  in  defending  and  ultimately disposing of asbestos-related  claims will be paid by its insurers.  The company is and will continue  monitoring  and analyzing  the trends,  developments,  and variables  affecting  or likely to affect the  resolution  of pending and future claims against the company.

8.    ENVIRONMENTAL MATTERS

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

The company's environmental reserves, which are included in current liabilities, totaled  $10.1  million and $10.2  million at  November 30 and August 31,  2000, respectively. The actual cost of environmental issues may be substantially lower or higher than that reserved due to the  difficulty  in  estimating  such costs, potential changes in the status of government regulations,  and the inability to determine  the  extent  to which  contributions  will be  available  from  other parties.  The company does not believe that any amount of such costs below or in excess of that accrued is reasonably estimable.

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
Environmental Protection Division ("EPD") pursuant to the Georgia Hazardous Site
Response  Act.  The CSR is subject  to EPD's  final  approval.  Until the CSR is finalized,  the company  will not be able to determine  if  remediation  will be required,  if the  company  will be  solely  responsible  for  the  cost of such remediation,  or  whether  such cost is likely to result in a  material  adverse effect on the company.  For property which the company owns on East Paris Street in Tampa,  Florida,  the company has been  requested  by the State of Florida to clean up chlorinated  solvent  contamination  in the groundwater on the property and on  surrounding  property  known as  Seminole  Heights  Solvent  Site and to reimburse  approximately $430 thousand of costs already incurred by the State of
Florida in connection with such contamination.  The company believes that it has a strong defense due to likely off-site sources of the contamination and because contamination  from the  property,  if any,  was due to prior owners and not the company's  operations.  At this time,  it is too early to quantify the company's potential exposure or the likelihood of an adverse result.

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

National Service Industries is a diversified  service and manufacturing  company operating in four segments: lighting equipment,  chemicals,  textile rental, and envelopes.  The company  remained in solid  financial  condition at November 30,
2000. Net working capital was $234.0  million,  up from $221.1 million at August
31, 2000, and the current ratio remained  constant at 1.4. At November 30, 2000, the company's percentage of debt to total  capitalization  increased slightly to
49.1 percent compared to 49.0 percent at August 31, 2000.

Results of Operations

National  Service  Industries  generated  revenue of $643.8 million in the three months ended  November 30,  2000,  compared to revenue of $620.0  million in the previous  year.  The  increase  was  related  to  growth in the  company's  core businesses, primarily in the lighting equipment and chemical segments.

Net income  totaled  $16.5  million,  or $.40 per diluted  share,  for the three months ended November 30, 2000, compared to net income of $24.4 million, or $.60 per diluted  share,  for the three  months ended  November 30, 1999.  Net income declined $7.9 million primarily because of increased  interest expense and costs incurred to  reposition  the  business  for an  anticipated  economic  slowdown.
Interest expense increased $3.3 million as a result of higher interest rates and increased debt levels  associated  with working  capital  increases.  Additional costs  to  reposition  the  businesses  were  associated  with the  closing  and streamlining  of  operations  and the  rollout  of  technological  enhancements.
Management  expects these initiatives to reduce the company's cost structure and improve  service  capability.  Anticipated  higher  interest costs and continued
investments to improve the company's cost structure are forecasted to negatively impact  second  quarter  performance,  with first half results as much as thirty percent lower than last year's first half results.  However,  management expects reductions in the company's cost structure to contribute to improved second half results.

The lighting  equipment segment reported revenue of $377.7 million for the first quarter,  an increase of $10.1 million over the previous  year.  The increase in revenue  resulted  primarily  from higher  sales  volumes in its core  business.
However,  a recent  slowing of order rates may indicate an initial  weakening in the non-residential  construction market. Excluding a $1.0 million pretax charge during the first quarter of fiscal 2000 for closing a manufacturing  facility in
California,  operating profit decreased  approximately $3.0 million,  from $35.3 million to $33.3 million,  because of planned  promotional costs associated with home center retail sales,  increased  spending for information  technology,  and costs to establish a Texas distribution center.

In the chemical segment,  revenue increased $6.5 million,  or 5.4 percent, due to sales volume growth in its core business.  Operating  profit of $6.5 million was
$2.1 million lower than last year's results  primarily because of costs incurred in  conjunction  with  the  consolidation  of the  Zep and  Selig  manufacturing operations  and  costs  associated  with a North  American  direct  sales  force training meeting.  Management  expects to benefit from these initiatives  during the second half of the fiscal year through  reduced  operating costs and through improved direct sales force effectiveness.

The textile rental segment  generated  revenue of $81.1 million during the first quarter,  representing a 4.4 percent  increase over last year. This increase was
attributable   primarily  to  revenues  associated  with  acquired   businesses.
Operating  profit was $3.7  million  compared  to $5.1  million a year ago.  The decline in operating  profit was primarily  related to costs incurred to close a facility in order to reduce the segment's  cost  structure and improve  customer service.

Envelope  segment  revenue  increased  7.0 percent  from $54.8  million to $58.6 million.  The increase was  primarily  due to higher sales  volumes to strategic partners.  Operating  profit  decreased  $1.4 million to $1.7 million  primarily because of costs associated with reorganizing the Miami,  Florida  manufacturing facility.

Corporate expenses totaled $5.7 million,  compared to $2.3 million one year ago, primarily  as a  result  of  lower-than-normal  prior-year  long-term  incentive compensation expense.  Additionally, the provision for income taxes decreased to
37.0 percent of pretax income for the first quarter  compared to 38.8 percent in the prior  year,  primarily  due to the  implementation  of  various  tax-saving strategies impacting fiscal 2001.

Liquidity and Capital Resources

Operating Activities

Operations  provided  cash of $19.0  million  during the first quarter of fiscal
2001 compared with $29.7 million during the respective period of the prior year.
Fiscal 2001 operating cash flow was lower primarily because of a decrease in net income.

Investing Activities

Investing  activities  used cash of $11.9  million  versus $34.3  million in the prior year.  The  improvement  in investing  cash flows  related  primarily to a decrease in acquisition spending and a decrease in purchases of property, plant, and equipment.  Higher acquisition  spending in fiscal 2000 was primarily due to remaining payments associated with the 1999 acquisition of Holophane.

Capital  expenditures  totaled  $14.7  million  compared to $21.8 million in the first quarter of last year.  In the first  quarter of fiscal 2001,  the lighting equipment segment invested primarily in manufacturing upgrades and improvements.
Capital   expenditures  in  the  envelope  segment  were  primarily  related  to manufacturing  process  improvements  and information  systems.  In the chemical segment,  capital expenditures were associated with manufacturing  equipment and facilities improvements.  Capital investments in the textile rental segment were mainly  attributable  to building  improvements,  replacing old  equipment,  and information systems. In the first quarter of fiscal 2000, the lighting equipment segment invested in land, buildings, and equipment for a new plant in Mexico and in manufacturing upgrades and improvements. Capital expenditures in the envelope segment related primarily to new folding capacity.  The textile rental segment's
expenditures   related  to  replacing   old   equipment   and   delivery   truck
refurbishments.  Management  believes  current cash balances,  anticipated  cash flows from operations,  available funds from the commercial paper program or the
committed  credit  facilities,   and  the  complimentary  lines  of  credit  are
sufficient to meet the company's  planned level of capital  spending and general operating cash requirements for the next twelve months.

Financing Activities

Cash used by financing activities totaled $5.4 million in the current-year first quarter  compared to cash provided of $3.9 million in fiscal 2000 primarily as a result of a decrease in cash provided by net borrowings.  First quarter dividend payments  totaled  $13.5  million,  or 33 cents per share,  compared  with $13.0 million, or 32 cents per share, for the prior-year period.

Legal Proceedings

For information concerning legal proceedings,  including trends and developments involving legal proceedings, see footnote 7 to the financial statements included in this filing.

Environmental Matters

For  information  concerning  environmental  matters,  see  footnote  8  to  the financial statements included in this filing.

Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to market risks that may impact the Consolidated  Balance
Sheets,  Consolidated  Statements of Income, and Consolidated Statements of Cash
Flows due to changing  interest rates and foreign  exchange  rates.  The company does not currently  participate in any significant hedging activities,  nor does it  currently  utilize  any  derivative  financial  instruments.  The  following discussion  provides  additional  information  regarding  the  company's  market risks.

Interest Rates- Interest rate  fluctuations  expose the company's  variable-rate debt to changes in interest expense and cash flows. The company's  variable-rate debt,  primarily  commercial  paper,  amounted to $286.8 million at November 30,
2000.  Based on  outstanding  borrowings  at quarter  end, a 10 percent  adverse change in effective  market  interest rates at November 30, 2000 would result in additional  annual after-tax  interest  expense of  approximately  $1.2 million.
Although a fluctuation  in interest rates would not affect  interest  expense or cash flows related to the $160 million and $200 million  publicly  traded notes, the company's primary fixed-rate debt, a 10 percent increase in effective market interest rates at November 30, 2000 would decrease the fair value of these notes to approximately $134 and $193 million, respectively.

Foreign  Exchange  Rates-The  majority of the company's  revenue,  expense,  and capital  purchases are  transacted  in U.S.  dollars.  International  operations during the first quarter of fiscal 2001, primarily in the lighting equipment and chemical  segments,  represented  less than 10  percent  of  revenue,  operating profit,  and  long-lived  assets.  The  company  does not  believe a 10  percent fluctuation in average  foreign  currency rates would have a material  effect on its consolidated financial statements or results of operations.

Cautionary Statement Regarding Forward-Looking Information

This  filing  contains  forward-looking  statements,  within the  meaning of the
Private  Securities  Litigation  Reform  Act of 1995,  that  involve  risks  and uncertainties.  Consequently,  actual results may differ  materially  from those indicated by the forward-looking statements.  Statements made herein that may be considered forward looking include statements concerning: (a) anticipated future benefits of  initiatives  undertaken to reduce the company's  cost structure and improve the company's service capability;  (b) anticipated higher interest costs and  investments  to improve the  company's  cost  structure and their impact on second quarter performance;  (c) expected earnings during the first half, second half,  and full  fiscal year of 2001;  (d)  indications  of a  weakening  in the non-residential  construction  market;  and  (e)  the  realization  of  expected benefits  through  reduced  operating  costs and  improved  direct  sales  force effectiveness in the chemical segment during the second half of the fiscal year.
A variety of risks and uncertainties could cause the company's actual results to differ materially from the anticipated  results or other expectations  expressed in the company's forward-looking statements. The risks and uncertainties include without  limitation the following:  (a) the uncertainty of general  business and
economic  conditions,   including  the  potential  for  a  greater-than-expected
slowdown in  non-residential  construction  awards,  interest rate changes,  and fluctuations in commodity and raw material prices;  (b) unexpected  developments and  outcomes in the  company's  legal and  environmental  proceedings;  (c) the company's ability to realize the anticipated  benefits of strategic  initiatives related  to  increased  productivity,  new  product  development,  technological advances, cost synergies,  decreases in net working capital, and the achievement of sales growth across the business segments;  and (d) the successful completion of changes to manufacturing operations.

                                                      PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

For information concerning legal proceedings,  including trends and developments involving legal proceedings, see footnote 7 to the financial statements included in this filing.

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of  stockholders  held December 21, 2000, all nominees for director were elected to the board without  opposition and Arthur Andersen LLP's appointment as independent auditor for the current fiscal year was ratified. The elected board members are as follows:
James S. Balloun, Chairman                    David Levy                                  Betty L. Siegel
Leslie M. Baker, Jr.                          Sam Nunn                                    Kathy Brittain White
John L. Clendenin                             Roy Richards, Jr.                           Barrie A. Wigmore
Thomas C. Gallagher                           Ray M. Robinson                             Neil Williams

In addition, stockholders voted on the following:

                                                                                          Votes
                                                                                          Cast
                                                                    Affirmative         Negative            Abstentions
Stockholder proposal recommending the sale of the Corporation       2,239,287           21,932,101          2,647,652

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits are listed on the Index to Exhibits (page 15).

(b)  There were no reports on Form 8-K for the three months ended November 30, 2000.

                                                              SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

NATIONAL SERVICE INDUSTRIES, INC.

REGISTRANT

DATE     January 9, 2001                                                               /S/ KENYON MURPHY
                                                                                       KENYON MURPHY
                                                                                       SENIOR VICE PRESIDENT AND
                                                                                       GENERAL COUNSEL

DATE     January 9, 2001                                                               /S/ BROCK HATTOX
                                                                                       BROCK HATTOX
                                                                                       EXECUTIVE VICE PRESIDENT AND
                                                                                       CHIEF FINANCIAL OFFICER

                                                           INDEX TO EXHIBITS

                                                                                                             Page No.

EXHIBIT 10(iii)A             (1)    Incentive Stock Option Agreement for Executive Officers Effective        16
                                    Beginning October 24, 2000 between National Service Industries, Inc.
                                    and Joseph G. Parham, Jr.

                             (2)    Nonqualified Stock Option Agreement for Executive Officers Effective     23
                                    Beginning October 4, 2000 between National Service Industries, Inc.
                                    and:

                                    (a)      James S. Balloun
                                    (b)      Brock A. Hattox
                                    (c)      David Levy

                             (3)    Nonqualified Stock Option Agreement for Executive Officers Effective     29
                                    Beginning October 24, 2000 between National Service Industries, Inc.
                                    and:

                                    (a)      James S. Balloun
                                    (b)      George H. Gilmore
                                    (c)      Brock A. Hattox
                                    (d)      David Levy
                                    (e)      Joseph G. Parham, Jr.

                             (4)    Restricted Stock Award Agreement Effective Beginning October 24, 2000    36
                                    between National Service Industries, Inc. and:

                                    (a)      James S. Balloun
                                    (b)      George H. Gilmore
                                    (c)      Brock A. Hattox
                                    (d)      David Levy
                                    (e)      Joseph G. Parham, Jr.