Form 10-Q
period 2001-02-28
NATIONAL SERVICE INDUSTRIES INC
filed 2001-04-13
CIK 70538

                                                                    Page 1 of 23
                                                    Index to Exhibits on Page 17

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended February 28, 2001.

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

Common Stock - $1.00 Par Value - 41,151,100 shares as of March 31, 2001.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                Page No.
                                                           -----------------

PART I.  FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

      CONSOLIDATED BALANCE SHEETS (Unaudited) -
      FEBRUARY 28, 2001 AND AUGUST 31, 2000                         3

      CONSOLIDATED STATEMENTS OF INCOME (Unaudited) -
      THREE  AND SIX MONTHS ENDED FEBRUARY 28, 2001
      AND FEBRUARY 29, 2000                                         4

      CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) -
      SIX MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000      5

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)     6-11

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS             12-14

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK                                        14

PART II.  OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS                                       15

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                        15

SIGNATURES                                                         16

INDEX TO EXHIBITS                                                  17

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                 (In thousands, except share and per-share data)

                                                                      February 28,       August 31,
                                                                          2001              2000
                                                                    ------------------ ---------------
Assets
Current Assets:
      Cash and cash equivalents                                         $    5,732      $    1,510
      Receivables, less reserves for doubtful accounts
        of $8,875 at February 28, 2001 and $7,310 at August 31, 2000       369,632         405,748
      Inventories, at the lower of cost (on a first-in,
        first-out basis) or market                                         265,275         257,579
      Linens in service, net of amortization                                55,235          57,162
      Deferred income taxes                                                 10,024          10,285
      Prepayments                                                           29,103          25,740
                                                                    ------------------ ---------------
           Total Current Assets                                            735,001         758,024
                                                                    ------------------ ---------------

Property, Plant, and Equipment, at cost:
      Land                                                                  28,528          28,697
      Buildings and leasehold improvements                                 217,060         206,946
      Machinery and equipment                                              577,321         559,483
                                                                    ------------------ ---------------
           Total Property, Plant, and Equipment                            822,909         795,126
      Less-Accumulated depreciation and amortization                       398,050         368,067
                                                                    ------------------ ---------------
           Property, Plant, and Equipment-net                              424,859         427,059
                                                                    ------------------ ---------------

Other Assets:
      Goodwill and other intangibles                                       522,971         536,009
      Other                                                                 91,324          95,347
                                                                    ------------------ ---------------
           Total Other Assets                                              614,295         631,356
                                                                    ------------------ ---------------
                Total Assets                                            $1,774,155      $1,816,439
                                                                    ================== ===============

Liabilities and Stockholders' Equity
Current Liabilities:
      Current maturities of long-term debt                              $    1,067      $      201
      Commercial paper                                                     255,434         236,706
      Notes payable                                                         21,366          20,285
      Accounts payable                                                     112,026         130,573
      Accrued salaries, commissions, and bonuses                            42,648          63,832
      Current portion of self-insurance reserves                             6,996           7,006
      Accrued taxes payable                                                 11,396           1,924
      Other accrued liabilities                                             67,484          76,425
                                                                    ------------------ ---------------
           Total Current Liabilities                                       518,417         536,952
                                                                    ------------------ ---------------

Long-Term Debt, less current maturities                                    382,790         384,242
                                                                    ------------------ ---------------
Deferred Income Taxes                                                       76,003          96,153
                                                                    ------------------ ---------------
Self-Insurance Reserves, less current portion                               29,694          37,484
                                                                    ------------------ ---------------
Other Long-Term Liabilities                                                 89,375          93,138
                                                                    ------------------ ---------------

Stockholders' Equity:
      Series A participating preferred stock, $.05 stated value,
        500,000 shares authorized, none issued
      Preferred stock, no par value, 500,000 shares authorized,
        none issued
      Common stock, $1 par value, 120,000,000 shares authorized,
        57,918,978 shares issued                                            57,919          57,919
      Paid-in capital                                                       29,859          29,657
      Retained earnings                                                  1,028,241       1,022,974
      Unearned compensation on restricted stock (Note 7)                    (1,160)              -
      Accumulated other comprehensive income items                         (15,794)        (12,777)
                                                                    ------------------ ---------------
                                                                         1,099,065       1,097,773
      Less-Treasury stock, at cost (16,767,419 shares at February
           28, 2001 and 17,090,414 shares at August 31, 2000)              421,189         429,303
                                                                    ------------------ ---------------
           Total Stockholders' Equity                                      677,876         668,470
                                                                    ------------------ ---------------
                Total Liabilities and Stockholders' Equity              $1,774,155      $1,816,439
                                                                    ================== ===============

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                          NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                               (In thousands, except per-share data)

                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                            ------------------------------  -----------------------------
                                            February 28,    February 29,    February 28,   February 29,
                                               2001            2000            2001           2000
                                            --------------  --------------  -------------- --------------

Sales and Service Revenues:
      Net sales of products                     $527,821        $527,994      $1,090,473    $ 1,070,288
      Service revenues                            79,608          77,419         160,715        155,135
                                            --------------  --------------  -------------- --------------
           Total Revenues                        607,429         605,413       1,251,188      1,225,423
                                            --------------  --------------  -------------- --------------

Costs and Expenses:
      Cost of products sold                      314,784         316,963         647,467        640,877
      Cost of services                            46,201          44,805          92,634         89,939
      Selling and administrative expenses        204,254         196,003         422,358        392,974
      Amortization expense                         5,272           5,198          10,319         10,363
      Interest expense, net                       13,375          10,527          26,636         20,513
      Gain on sale of business                    (2,360)           (170)         (2,360)          (356)
      Other expense (income), net                    784          (1,043)          2,766         (1,869)
                                            --------------  --------------  -------------- --------------
           Total Costs and Expenses              582,310         572,283       1,199,820      1,152,441
                                            --------------  --------------  -------------- --------------

Income before Provision for Income Taxes          25,119          33,130          51,368         72,982

Provision for Income Taxes                         9,294          12,854          19,006         28,316
                                            --------------  --------------  -------------- --------------

Net Income                                      $ 15,825        $ 20,276      $   32,362    $    44,666
                                            ==============  ==============  ============== ==============

Per Share:
      Basic Earnings per Share                  $   0.39        $   0.50      $     0.79    $      1.10
                                            ==============  ==============  ============== ==============
      Basic Weighted Average Number of
      Shares Outstanding                          41,076          40,711          41,002         40,641
                                            ==============  ==============  ============== ==============

      Diluted Earnings per Share                $   0.38        $   0.50      $     0.79    $      1.10
                                            ==============  ==============  ============== ==============
      Diluted Weighted Average Number of
      Shares Outstanding                          41,497          40,737          41,183         40,721
                                            ==============  ==============  ============== ==============

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                                NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                  (In thousands)

                                                                           SIX MONTHS ENDED
                                                                   -------------------------------
                                                                     February 28,     February 29,
                                                                        2001             2000
                                                                   --------------   --------------

Cash Provided by (Used for) Operating Activities
      Net income                                                        $32,362          $44,666
      Adjustments to reconcile net income to net cash provided by
        (used for) operating activities:
           Depreciation and amortization                                 46,155           42,493
           Provision for losses on accounts receivable                    2,599            2,047
           (Gain) loss on the sale of property, plant, and equipment      1,824           (1,024)
           Gain on the sale of business                                  (2,360)            (356)
           Change in assets and liabilities net of effect of
                acquisitions and divestitures-
                Receivables                                              32,709           14,602
                Inventories and linens in service, net                   (7,301)         (22,185)
                Deferred income taxes                                   (19,889)           1,433
                Prepayments and other                                    (3,686)         (12,279)
                Accounts payable and accrued liabilities                (30,000)         (45,856)
                Self-insurance reserves and other long-term liabilities (12,505)          (2,614)
                                                                   --------------   --------------
                      Net Cash Provided by Operating Activities          39,908           20,927
                                                                   --------------   --------------

Cash Provided by (Used for) Investing Activities
      Purchases of property, plant, and equipment                       (36,984)         (47,443)
      Sale of property, plant, and equipment                              1,416            2,094
      Acquisitions                                                         (223)         (21,533)
      Divestitures                                                        2,286                -
      Change in other assets                                              4,097            1,300
                                                                   --------------   --------------
           Net Cash Used for Investing Activities                       (29,408)         (65,582)
                                                                   --------------   --------------

Cash Provided by (Used for) Financing Activities
      Borrowings of notes payable, net                                    1,081                -
      Issuances of commercial paper, net (less than 90 days)             27,581           51,045
      Issuances of commercial paper (greater than 90 days)                1,347          140,551
      Repayments of commercial paper (greater than 90 days)             (10,200)        (122,750)
      Repayments of long-term debt                                         (586)            (568)
      Treasury stock transactions, net                                    1,532            2,098
      Cash dividends paid                                               (27,095)         (26,444)
                                                                   --------------   --------------
           Net Cash Provided by (Used for) Financing Activities          (6,340)          43,932
                                                                   --------------   --------------

Effect of Exchange Rate Changes on Cash                                      62              (48)
                                                                   --------------   --------------

Net Change in Cash and Cash Equivalents                                   4,222             (771)

Cash and Cash Equivalents at Beginning of Period                          1,510            2,254
                                                                   --------------   --------------

Cash and Cash Equivalents at End of Period                              $ 5,732          $ 1,483
                                                                   ==============   ==============

Supplemental Cash Flow Information:
      Income taxes paid during the period                               $29,168          $41,932
      Interest paid during the period                                    21,800           19,677

Noncash Investing and Financing Activities:
         Treasury shares issued under long-term incentive plan          $ 4,928          $ 5,667
         Noncash aspects of acquisitions--
           Assets acquired                                              $   224          $     -
           Liabilities assumed or incurred                                    -            1,219
         Noncash aspects of sale of businesses--
           Reduction of liabilities recorded in conjunction
              with 1997 sale of business                                $ 2,069          $     -

       The accompanying notes to consolidated financial statements are an integral part of these statements.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                 (Dollar amounts in thousands, except share and
                   per-share data and as otherwise indicated)

1.    BASIS OF PRESENTATION

The interim consolidated financial statements included herein have been prepared by the company without audit and the condensed  consolidated balance sheet as of
August 31, 2000 has been  derived  from  audited  statements.  These  statements reflect all adjustments,  all of which are of a normal,  recurring nature, which are, in the opinion of management,  necessary to present fairly the consolidated financial  position  as  of  February  28,  2001  and  February  29,  2000,  the
consolidated  results of operations  for the three and six months ended February
28, 2001 and  February  29, 2000,  and the  consolidated  cash flows for the six months ended February 28, 2001 and February 29, 2000. Certain  reclassifications have  been made to the prior  year's  financial  statements  to  conform  to the current  year's  presentation.  Certain  information  and  footnote  disclosures normally included in financial  statements prepared in accordance with generally accepted  accounting  principles  have been  condensed  or omitted.  The company believes that the disclosures are adequate to make the information presented not misleading.  It  is  suggested  that  these  financial  statements  be  read  in conjunction  with the financial  statements  and notes  thereto  included in the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000.

The results of operations  for the three and six months ended  February 28, 2001 are not necessarily indicative of the results to be expected for the full fiscal year  because the  company's  revenues  and income are  generally  higher in the second  half of its  fiscal  year and  because  of the  uncertainty  of  general business conditions.

2.    RECENT ACCOUNTING STANDARDS

Newly Adopted Accounting  Standards
Statement  of  Financial  Accounting  Standards  ("SFAS")  No.  133, as amended,
"Accounting for Derivative  Instruments and Hedging  Activities,"  was issued in
June of 1998 and is effective for all fiscal  quarters of fiscal years beginning after June 15, 2000. Accordingly,  the company adopted SFAS 133 at the beginning of the quarter ended  November 30, 2000.  The adoption of this statement did not have a material impact on the company's consolidated financial statements.

Accounting Standards Yet to be Adopted
In September  2000,  the  Emerging  Issues Task Force  ("EITF")  reached a final consensus on EITF Issue 00-10,  "Accounting  for Shipping and Handling  Fees and
Costs."  Specifically,  Issue  00-10  addresses  how the seller of goods  should classify  amounts  billed to a customer  for  shipping  and  handling.  The EITF concluded that all amounts billed to a customer in a sale transaction related to shipping  and  handling  represent  revenues  earned for the goods  provided and should be classified as revenue.  The company is required to and will adopt EITF
00-10 in the fourth  quarter of fiscal year 2001.  The company has  historically netted certain shipping and handling  revenues charged to customers in costs and expenses.  The  adoption  of EITF 00-10 will  result in an increase in sales and service  revenues  and costs and  expenses,  with no impact on net  income.  The company  has not yet  calculated  the  effect  of this  reclassification  on its reported revenues and costs.

In  November  2000,  the EITF  reached a final  consensus  on EITF Issue  00-14,
"Accounting  for Certain Sales  Incentives,"  which  addresses the  recognition, measurement,  and income statement  classification  of certain sales incentives.
The EITF concluded that the costs  associated  with sales  incentives  should be recognized at the later of the date the related  revenue is recorded or the date the incentive is offered. Additionally, the EITF concluded that costs associated with sales  incentives other than free products or services should be classified as a reduction of revenue, while costs associated with free products or services should be classified as expense.  The company is required to and will adopt EITF
00-14 in the  fourth  quarter  of fiscal  year  2001.  The  company  has not yet calculated  the effect of this  reclassification  on its  reported  revenues and costs.

3.    BUSINESS SEGMENT INFORMATION

                                                                               Depreciation        Capital
                                                  Sales and     Operating          and          Expenditures
                                                   Service        Profit       Amortization          and
Six Months Ended February 28, 2001                 Revenues       (Loss)         Expense        Acquisitions
                                                 ------------- ------------- ----------------- ----------------
Lighting Equipment                                   $727,645       $61,614           $26,132          $23,695
Chemical                                              249,728        16,887             5,766            4,497
Textile Rental                                        160,715         7,736             8,268            5,804
Envelope                                              113,100         2,575             4,756            2,342
                                                 ------------- ------------- ----------------- ----------------
                                                    1,251,188        88,812            44,922           36,338
Corporate                                                           (10,808)            1,233              869
Interest expense, net                                               (26,636)
                                                 ------------- ------------- ----------------- ----------------
Total                                              $1,251,188       $51,368           $46,155          $37,207
                                                 ============= ============= ================= ================

                                                                               Depreciation        Capital
                                                  Sales and     Operating          and          Expenditures
                                                   Service        Profit       Amortization          and
Six Months Ended February 29, 2000                 Revenues       (Loss)         Expense        Acquisitions
                                                 ------------- ------------- ----------------- ----------------
Lighting Equipment                                  $ 721,691       $64,300           $24,646          $40,610
Chemical                                              239,508        20,094             5,510            2,251
Textile Rental                                        155,135        11,434             7,556           15,024
Envelope                                              109,089         5,523             3,648            9,214
                                                -------------- ------------- ----------------- ----------------
                                                    1,225,423       101,351            41,360           67,099
Corporate                                                            (7,856)            1,133            1,877
Interest expense, net                                               (20,513)
                                                 ------------- ------------- ----------------- ----------------
Total                                              $1,225,423       $72,982           $42,493          $68,976
                                                 ============= ============= ================= ================

                                                                               Depreciation        Capital
                                                  Sales and     Operating          and          Expenditures
                                                   Service        Profit       Amortization          and
Three Months Ended February 28, 2001               Revenues       (Loss)         Expense        Acquisitions
                                                 ------------- ------------- ----------------- ----------------
Lighting Equipment                                   $349,965       $28,338           $13,549          $14,804
Chemical                                              123,373        10,350             2,919            2,370
Textile Rental                                         79,608         4,009             4,121            3,733
Envelope                                               54,483           863             2,431            1,258
                                                ------------- ------------- ----------------- ----------------
                                                      607,429        43,560            23,020           22,165
Corporate                                                            (5,066)              633              182
Interest expense, net                                               (13,375)                                                               -------------
                                                 ------------- ------------- ----------------- ----------------
Total                                                $607,429       $25,119           $23,653          $22,347
                                                 ============= ============= ================= ================

                                                                               Depreciation        Capital
                                                  Sales and     Operating          and          Expenditures
                                                   Service        Profit       Amortization          and
Three Months Ended February 29, 2000               Revenues       (Loss)         Expense        Acquisitions
                                                 ------------- ------------- ----------------- ----------------
Lighting Equipment                                   $354,096       $29,013           $12,240          $15,706
Chemical                                              119,607        11,472             2,798              917
Textile Rental                                         77,419         6,306             3,804           11,456
Envelope                                               54,291         2,455             1,867            4,867
                                                 ------------- ------------- ----------------- ----------------
                                                      605,413        49,246            20,709           32,946
Corporate                                                            (5,589)              574              208
Interest expense, net                                               (10,527)
                                                 ------------- ------------- ----------------- ----------------
Total                                                $605,413       $33,130           $21,283          $33,154
                                                 ============= ============= ================= ================

                                                                Total Assets
                                                 -------------------------------------------
                                                 February 28, 2001         August 31, 2000
                                                 -------------------      ------------------
Lighting Equipment                                       $1,114,318              $1,142,227
Chemical                                                    243,147                 241,645
Textile Rental                                              218,911                 222,957
Envelope                                                    151,816                 151,003
                                                 -------------------      ------------------
Subtotal                                                  1,728,192               1,757,832
Corporate                                                    45,963                  58,607
                                                 -------------------      ------------------
Total                                                    $1,774,155              $1,816,439
                                                 ===================      ==================

4.    INVENTORIES

Major  classes of  inventory as of February 28, 2001 and August 31, 2000 were as follows:

                                                 February 28,          August 31,
                                                     2001                 2000
                                               -----------------    -----------------
Raw Materials and Supplies                             $110,410             $104,566
Work-in-Process                                          19,470               20,262
Finished Goods                                          135,395              132,751
                                               -----------------    -----------------
Total                                                  $265,275             $257,579
                                               =================    =================

5.    EARNINGS PER SHARE

The company  accounts  for  earnings  per share  using  Statement  of  Financial
Accounting Standards No. 128, "Earnings per Share." Under this statement,  basic earnings  per share is computed by dividing  net  earnings  available  to common stockholders by the weighted average number of common shares  outstanding during the period.  Diluted  earnings per share is computed  similarly but reflects the potential  dilution  that would occur if dilutive  options  were  exercised  and restricted  stock awards were  vested.  The  following  table  calculates  basic earnings per common share and diluted  earnings per common share at February 28,
2001 and February 29, 2000:

                                                  Three Months Ended                   Six Months Ended
                                            --------------------------------    -------------------------------
                                              February 28,     February 29,      February 28,     February 29,
                                                2001               2000              2001             2000
                                           ---------------    -------------    --------------    -------------
Basic earnings per common share:
    Net income                                  $15,825          $20,276           $32,362          $44,666
    Basic weighted average shares
           outstanding (in thousands)            41,076           40,711            41,002           40,641
                                           ---------------    -------------    --------------    -------------
    Basic earnings per common share              $ 0.39           $ 0.50            $ 0.79           $ 1.10
                                           ===============    =============    ==============    =============

Diluted earnings per common share:
    Net income                                  $15,825          $20,276           $32,362          $44,666

    Basic weighted average shares
           outstanding (in thousands)            41,076           40,711            41,002           40,641
       Add - Shares of common stock issuable
           upon assumed exercise of dilutive
           stock options (in thousands)             386               26               164               80
       Add - Unvested restricted stock
           (in thousands)                            35                -                17                -
                                           ---------------    -------------    --------------    -------------
    Diluted weighted average shares
           outstanding (in thousands)            41,497           40,737            41,183           40,721
                                           ---------------    -------------    --------------    -------------

    Diluted earnings per common share            $ 0.38           $ 0.50            $ 0.79           $ 1.10
                                           ===============    =============    ==============    =============

6.    COMPREHENSIVE INCOME

Statement of Financial  Accounting  Standards No. 130, "Reporting  Comprehensive
Income,"  requires  the  reporting  of a measure of all  changes in equity of an entity that result from recognized  transactions and other economic events other than transactions with owners in their capacity as owners.  Other  comprehensive income (loss) for the three and six months ended  February 28, 2001 and February
29, 2000 includes only foreign currency translation adjustments. The calculation of comprehensive income is as follows:

                                                 Three Months Ended                     Six Months Ended
                                         ----------------------------------    ---------------------------------
                                           February 28,       February 29,      February 28,       February 29,
                                               2001               2000              2001               2000
                                          ---------------    ---------------    --------------    ---------------

Net income                                      $15,825            $20,276           $32,362            $44,666
Foreign currency translation adjustments           (499)               250            (3,017)               240
                                          ---------------    ---------------    --------------    ---------------
       Comprehensive Income                     $15,326            $20,526           $29,345            $44,906
                                          ===============    ===============    ==============    ===============

7.    RESTRICTED STOCK

In October 2000,  the company  awarded  256,800  shares of  restricted  stock to officers and other key employees  under the National  Service  Industries,  Inc.
Long-Term  Achievement  Incentive  Plan.  The shares  are  granted in 20 percent increments  when the company's stock price equals or exceeds certain stock price targets ranging from $22.14 to $38.50 for thirty consecutive  calendar days. The shares vest ratably in four equal annual  installments  beginning  one year from the date of grant.  During the  vesting  period,  the  participants  have voting rights  and  receive  dividends,  but  the  shares  may not be  sold,  assigned, transferred, pledged or otherwise encumbered. If the stock price targets are not reached on or before the fifth  anniversary of the award date, the corresponding shares are not granted. Additionally,  granted but unvested shares are forfeited upon termination of employment, unless certain retirement criteria are met.

The  fair  value of the  restricted  shares  on the  date of grant is  amortized ratably over the vesting  period.  In January 2001, the first stock price target was achieved and 51,260 restricted shares were granted. Unearned compensation on restricted  stock of $1,281 was initially  recorded based on the market value of the  shares  on the date of grant and is  generally  being  amortized  over four years. The company recorded  compensation expense related to restricted stock of
$121 during the quarter  ended  February 28, 2001.  The  unamortized  balance of unearned compensation on restricted stock is included as a separate component of stockholders' equity.

8.    LEGAL PROCEEDINGS

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

Among the  product  liability  claims to which the company is subject are claims
arising  from  the   installation   and   distribution  of   asbestos-containing
insulation,  primarily  in  the  southeastern  United  States,  by a  previously divested business of the company. The company has reached settlement  agreements with  substantially all of its relevant insurers  providing for their payment of these claims up to the various policy limits. Over the past two decades, through
February 2001,  approximately  37,400 such claims against the company's business have been resolved for an aggregate cost (liability payments and other expenses)
of approximately  $44 million,  approximately $42 million of which has been paid or is expected to be paid by insurers.  The average per-claim  liability payment made by the company and its insurers is less than nine hundred dollars over that period and is slightly more than a thousand  dollars over the past two years. As of February 28, 2001,  there were  approximately  28,300  similar claims pending against  the  company,  including  approximately  15,200  claims  that have been settled in principle (but not yet finalized)  for amounts  generally  consistent with recent historical  per-claim settlement costs. The company anticipates that similar claims will be made in the future. Neither the number of such claims nor the liabilities which may arise from them is reasonably estimable.

Since  1988 the  company  has been a  member,  together  with a number  of other companies  that are among the  defendants  in these  claims,  of the  Center for
Claims  Resolution  (the "CCR").  Beginning on February 1, 2001, the company has used CCR for claims  processing and handling;  the company has used coordinating counsel and local counsel for the defense of claims. Prior to that date, the CCR handled the  processing  and  settlement  of claims on behalf of the company and retained local counsel for the defense of claims, and the company benefited from cost  sharing with other CCR members.  The company was  responsible  for varying percentages of CCR's defense and liability  payments on a  claim-by-claim  basis pursuant to predetermined  sharing formulae;  substantially all of the company's portion of those payments were paid directly by the company's  insurers.  During
2000, one member left the CCR;  another member had its membership  terminated by the CCR's Board;  and another  member  declared  bankruptcy.  These members have failed to pay certain financial  obligations in connection with settlements that were  reached  while  they  were CCR  members.  The  company  recently  paid CCR approximately five hundred thousand dollars for the company's allocated share of the amount needed to cover defaulted  obligations  relating to paid settlements;
the CCR may  request,  and the  company  may be  subject  to claims  that it has liability for, further payments with respect to settlements reached in principle but not finalized.  Although the company will seek to recover the recent payment and any future payments from insurance and other sources,  there is no assurance that  such  payments  will be  recoverable.  In  addition,  several  significant companies that are  traditional  co-defendants  in similar  claims,  but are not members of CCR,  sought  bankruptcy  protection  during 2000 and early 2001. The absence of these  traditional  defendants  may  increase  the cost of  resolving similar claims for other defendants, including the company.

The ultimate asbestos-related liability of the company is difficult to estimate.
Based  on  the  company's   experience  to  date,  the  company   believes  that
substantially  all of the  costs  it  may  incur  in  defending  and  ultimately disposing of  asbestos-related  claims in the foreseeable future will be paid by its  insurers.  The company is and will  continue  monitoring  and analyzing the trends, developments, and variables affecting or likely to affect the resolution of pending and future claims against the company.

9.    ENVIRONMENTAL MATTERS

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

The company's environmental reserves, which are included in current liabilities, totaled $8.0 million and $10.2 million at February 28, 2001 and August 31, 2000, respectively. The actual cost of environmental issues may be substantially lower or higher than that reserved due to the  difficulty  in  estimating  such costs, potential changes in the status of government regulations,  and the inability to determine  the  extent  to which  contributions  will be  available  from  other parties.  The company does not believe that any amount of such costs below or in excess of that accrued is reasonably estimable.

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

The company is currently a party to, or otherwise involved in, legal proceedings in connection with state and federal  Superfund  sites, two of which are located on property owned by the company.  Except for the Blydenburgh Landfill matter in
New York (which is discussed  below),  the company  believes its liability is de minimis at each of the currently active sites which it does not own where it has been named as a PRP due to its limited involvement at the site and/or the number of viable PRPs.  Specifically,  the preliminary  allocation among 48 PRPs at the
Crymes  Landfill site in Georgia  indicates that the company's  liability is not significant,  and there are more than  1,000  PRPs at the M&J  Solvents  site in
Georgia. For property which the company owns on Seaboard Industrial Boulevard in
Atlanta,  Georgia,  the  company  has  conducted  an  investigation  on its  and adjoining  properties  and submitted a Compliance  Status Report  ("CSR") to the
State of Georgia  Environmental  Protection  Division  ("EPD")  pursuant  to the
Georgia  Hazardous Site Response Act. The CSR is currently  pending,  subject to
EPD's final approval. Until the CSR is

finalized,  the company  will not be able to determine  if  remediation  will be required,  if the  company  will be  solely  responsible  for  the  cost of such remediation,  or  whether  such cost is likely to result in a  material  adverse effect on the company.  For property which the company owns on East Paris Street in Tampa, Florida, the company was requested by the State of Florida to clean up chlorinated  solvent  contamination in the groundwater  beneath the property and beneath  surrounding  property  known as Seminole  Heights  Solvent  Site and to reimburse  approximately $430 thousand of costs already incurred by the State of
Florida in connection  with such  contamination.  The company  presented  expert evidence  to the State of Florida in 1998 that the  company is not the source of the  contamination,  and the State has not responded.  On this matter, it is not possible to quantify the company's potential exposure.

In  connection  with the sale of certain  assets,  including 29 of the company's
textile  rental  plants  in  1997,   the  company  has  retained   environmental
liabilities  arising  from events  occurring  prior to the  closing,  subject to certain  exceptions.  The  company  has  received  notice  from the buyer of the textile rental plants of the alleged presence of perchloroethylene contamination on one of the  properties  involved in the sale.  Because the company is not the source of contamination,  the company asserted an indemnification  claim against the company  from which it bought the  property.  The prior  owner is  currently addressing the contamination at its expense, subject to a reservation of rights.
At this time,  it is too early to quantify the company's  potential  exposure in this  matter,  the  likelihood  of an  adverse  result,  or the  outcome  of the company's indemnification claim against the prior owner.

During the second  quarter of 2001,  management  performed a review of the other environmental  liabilities  recorded  in  connection  with  the  textile  rental segment's 1997 uniform plants divestiture.  Based on the advice of the company's
environmental   experts,   the  company  decreased  its  estimates  for  certain
environmental  exposures  and, as a result,  reduced the related  liability  and recorded a gain of approximately $2.0 million.  The gain is included in "Gain on sale of business" in the accompanying consolidated statements of income.

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
and therefore has no liability with respect to the Blydenburgh Landfill,  and it has  responded  to the lawsuit  accordingly.  The  company has also  asserted an indemnification claim against the parent of Initial Services Investments,  Inc., which the company  acquired in 1992 and which had previously  purchased and sold certain assets of Serv-All  Uniform  Rental Corp. The federal  district court in the  Eastern  District  of New York  denied the  company's  motion  for  summary judgement  on the issue of  successor  liability  and  granted  the State of New
York's motion for partial summary  judgment and for a declaratory  judgment that the  company is a successor  to Serv-All  Uniform  Rental  Corp.  The company is appealing  this  decision.  At this  stage,  it is too  early  to  quantify  the company's  potential  exposure,  the  likelihood  of an adverse  result,  or the outcome of the company's indemnification claim.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following  discussion  should be read in conjunction  with the  consolidated financial statements and related notes.

National Service Industries is a diversified  service and manufacturing  company operating in four segments: lighting equipment,  chemicals,  textile rental, and envelopes.  The company  remained in solid  financial  condition at February 28,
2001. Net working capital was $216.6 million, down from $221.1 million at August
31,  2000,  and the  current  ratio  remained  constant  at 1.4.  The  company's percentage of debt to total  capitalization  increased  slightly to 49.4 percent compared to 49.0 percent at August 31, 2000.

Results of Operations

National Service Industries generated revenue of $607.4 million and $1.3 billion in the three and six months ended February 28, 2001,  respectively,  compared to revenue of $605.4 million and $1.2 billion,  respectively, in the previous year.
The  year-to-date   increase  was  related  to  growth  in  the  company's  core businesses,  primarily the lighting equipment and chemical segments. Revenue for the second quarter  increased by  approximately  $2.0 million as improvements in the chemical and textile rental segments were partially  offset by a decrease in the lighting equipment segment.

Net income  totaled  $15.8  million,  or $.38 per diluted  share,  for the three months ended February 28, 2001 compared to net income of $20.3 million,  or $.50 per  diluted  share,  for  the  three  months  ended  February  29,  2000.  On a year-to-date  basis,  net income  declined $12.3 million,  from $44.7 million to
$32.4  million.   Net  income  was  negatively  impacted  by  weakened  economic conditions,  higher interest expense and energy costs,  and expenses  associated with  repositioning  the company for an economic  slowdown.  Interest expense of
$13.4  million and $26.6 million for the  respective  three and six months ended
February  28,  2001,  increased  $2.9  million and $6.1  million,  respectively, compared to a year ago as a result of higher  interest  rates and increased debt levels.  The company expects to offset the effects of the economic slowdown with operational  initiatives including the consolidation of the chemical businesses, a working capital reduction  project,  a major sourcing  initiative,  aggressive sales efforts, and other cost reduction projects. However, further deterioration in economic conditions could negatively impact this outlook.

The lighting equipment segment reported revenue of $350.0 million for the second quarter,  representing a decrease of $4.1 million compared to the previous year.
The   decrease  in  revenue   resulted   primarily   from  a  softening  in  the
non-residential  construction  market.  Operating  profit for the second quarter declined $.7 million to $28.3 million versus one year ago due to the decrease in revenue and higher  expenses  associated with sales,  marketing,  and technology initiatives. On a year-to-date basis, revenue increased $5.9 million from $721.7 million for the six months ended  February 29, 2000,  to $727.6  million for the six months  ended  February  28, 2001 due to higher  sales  volumes in the first quarter.  Excluding a $1.0 million  pretax  charge  during the first  quarter of fiscal 2000 for closing a  manufacturing  facility in  California,  year-to-date operating profit decreased  approximately  $3.7 million to $61.6 million because of increased spending for sales, marketing, and technology initiatives and costs to establish a Texas distribution center.

Revenue in the  chemical  segment of $123.4  million and $249.7  million for the quarter and six months ended  February 28, 2001,  respectively,  increased  $3.8 million  and  $10.2  million,  respectively,  compared  to the  same  prior-year periods.  The increase was due to sales volume growth in North America primarily in the retail channel.  Operating  profit of $10.4 million and $16.9 million for the respective  three and six months ended February 28, 2001 was,  respectively,
$1.1 million and $3.2 million lower than last year's results  primarily  because of costs incurred to integrate the chemical operations,  increased energy costs, and up-front costs  associated  with developing new sales  representatives.  The chemical  segment  expects to realize  the  benefits of the  integration  in the latter part of this fiscal year.

Textile  rental  segment  revenue,  representing  all of the  company's  service revenue,  increased  $2.2 million to $79.6 million during the second quarter and increased $5.6 million to $160.7 million  year-to-date  primarily as a result of volume and price  increases and revenues  associated  with acquired  businesses.
Operating  profit for the  quarter  and  year-to-date  of $4.0  million and $7.7 million, respectively, decreased by $2.3 million and $3.7 million, respectively, compared to a year ago.  The decrease in operating  margins  primarily  resulted from higher  natural  gas prices,  front-end  selling and  implementation  costs associated with several new large customer  accounts,  costs incurred to close a facility in order to reduce the segment's  cost  structure and improve  customer service,  increased  retiree medical costs,  and fewer gains associated with the sale of assets.

During  the  second  quarter  of 2001,  management  performed  a  review  of the liabilities  recorded in  connection  with the  textile  rental  segment's  1997 uniform plants  divestiture.  In 1997,  the textile  rental segment  accrued for items  related  to the  sale  of its  uniform  plants,  including  environmental exposures.  Based on the  advice of the  company's  environmental  experts,  the company  decreased its estimates for certain  environmental  exposures and, as a result,  reduced the related liability and recorded a gain of approximately $2.0 million.  The gain is included in "Gain on sale of business" in the accompanying consolidated statements of income.

Second quarter  revenue in the envelope  segment was relatively flat compared to last year's results.  Revenue increased $4.0 million,  or 3.7 percent, to $113.1 million  for the six months  ended  February  28,  2001  compared  to a year ago primarily because of higher sales volumes to strategic partners during the first quarter.  Operating profit for the quarter ended February 28, 2001 declined $1.6 million to $.9 million  principally  as a result of power  outages in California and  higher  costs  for raw  materials.  In  addition  to these  factors,  costs associated with reorganizing the Miami, Florida manufacturing  facility resulted in a  decrease  in  year-to-date  operating  profit  from $5.5  million  to $2.6 million.

Corporate expenses for the second quarter of $5.1 million were $.5 million lower than the previous year.  The favorable  variance for the quarter was a result of
lower  long-term  incentive   compensation  expense,   partially  offset  higher
insurance costs. For the six months ended February 28, 2001,  corporate expenses increased $3.0 million to $10.8 million.  Higher year-to-date corporate expenses were primarily  caused by  lower-than-normal  long-term  incentive  compensation expense in the  prior-year  first  quarter and higher costs related to strategic and  operational  initiatives.  Additionally,  the  provision  for income  taxes decreased  to 37.0  percent of pretax  income,  compared to 38.8  percent in the prior year, due mainly to the implementation of various tax-saving strategies.

Liquidity and Capital Resources

Operating Activities

Operations  provided cash of $39.9 million  during the six months ended February
28, 2001 compared with $20.9 million during the  respective  period of the prior year.  The change in operating cash flows was largely due to an increase in cash provided by  receivables  and inventory  compared to the same period a year ago, primarily in the lighting equipment  segment,  partially offset by a decrease in net income.

Investing Activities

Investing activities used cash of $29.4 million compared to $65.6 million in the prior year.  The  improvement  in investing  cash flows  related  primarily to a decrease in acquisition spending and a decrease in purchases of property, plant, and equipment.  Higher acquisition  spending in fiscal 2000 was primarily due to remaining payments associated with the 1999 acquisition of Holophane.

Capital  expenditures totaled $37.0 million for the six-month period compared to
$47.4 million in the previous  year.  The lighting  equipment  segment  invested primarily  in  manufacturing  upgrades  and  improvements  and a  new  corporate facility. Capital expenditures in the envelope segment were primarily related to manufacturing  process  improvements  and information  systems.  In the chemical segment,  capital expenditures were associated with manufacturing  equipment and facilities improvements. In the textile rental segment, capital investments were
primarily  attributable  to  building  improvements,   equipment  upgrades,  and
information  systems.  In the same  period one year ago,  capital  spending  was primarily  attributable to the lighting equipment,  envelope, and textile rental segments.  The  lighting  equipment  segment  invested in land,  buildings,  and equipment  for  a  new  plant  in  Mexico  and  in  manufacturing  upgrades  and improvements.  Capital expenditures in the envelope segment related primarily to new  folding  capacity,  manufacturing  process  improvements,  and  information systems.  The textile  rental  segment's  expenditures  related to replacing old equipment and delivery truck purchases and refurbishments.

Management   believes  current  cash  balances,   anticipated  cash  flows  from
operations,  available funds from the commercial  paper program or the committed credit facilities,  and the complimentary lines of credit are sufficient to meet the  company's  planned  level of capital  spending and general  operating  cash requirements for the next twelve months.

Financing Activities

Cash used for financing  activities  totaled $6.3 million  during the six months ended February 28, 2001 compared to cash provided of $43.9 million one year ago, primarily as a result of a reduction  in cash  provided by net  borrowings.  The decrease in cash  provided by net  borrowings  resulted  largely  from  improved operating  cash flows and a decrease  in capital  expenditures  and  acquisition spending.  Year-to-date dividend payments totaled $27.1 million, or 66 cents per share,  compared with $26.4 million,  or 65 cents per share,  for the prior-year period.

Legal Proceedings

For information concerning legal proceedings,  including trends and developments involving legal proceedings, see footnote 8 to the financial statements included in this filing.

Environmental Matters

For  information  concerning   environmental   matters,   including  trends  and
developments  involving  environmental  matters, see footnote 9 to the financial statements included in this filing.

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

Interest Rates- Interest rate  fluctuations  expose the company's  variable-rate debt to changes in interest expense and cash flows. The company's  variable-rate debt,  primarily  commercial  paper,  amounted to $288.0 million at February 28,
2001.  Based on  outstanding  borrowings at  quarter-end,  a 10 percent  adverse change in effective  market  interest rates at February 28, 2001 would result in additional  annual after-tax  interest  expense of  approximately  $1.1 million.
Although a fluctuation  in interest rates would not affect  interest  expense or cash flows  related to the $360 million  publicly  traded  notes,  the company's primary  fixed-rate  debt, a 10 percent  increase in effective  market  interest rates at  February  28,  2001 would  decrease  the fair value of these  notes to approximately $344 million.

Foreign  Exchange  Rates-The  majority of the company's  revenue,  expense,  and capital purchases are transacted in U.S. dollars. The company does not believe a
10 percent  fluctuation in average foreign  currency rates would have a material effect on its consolidated  financial  statements or results of operations.  The company does not engage in speculative  transactions,  nor does the company hold or issue financial instruments for trading purposes. To the extent possible, the company  mitigates  its exposure to  unfavorable  foreign  currency  translation adjustments on the balance sheet through the use of foreign-currency denominated debt agreements.

Cautionary Statement Regarding Forward-Looking Information

This  filing  contains  forward-looking  statements,  within the  meaning of the
Private  Securities  Litigation  Reform  Act of 1995,  that  involve  risks  and uncertainties.  Consequently,  actual results may differ  materially  from those indicated by the forward-looking statements.  Statements made herein that may be considered  forward  looking include  statements  concerning:  (a)  expectations regarding a continued  economic slowdown and the company's ability to offset the effect of the slowdown with operational  initiatives including the consolidation of the  chemical  businesses,  a  working  capital  reduction  project,  a major
sourcing  initiative,   aggressive  sales  efforts,  and  other  cost  reduction
projects; (b) anticipated benefits of the integration of the chemical operations during the latter part of this fiscal  year;  and (c)  expectations  relating to contingent liabilities involving environmental matters and legal proceedings.  A variety of risks and  uncertainties  could cause the company's actual results to differ materially from the anticipated  results or other expectations  expressed in the company's forward-looking statements. The risks and uncertainties include without  limitation the following:  (a) the uncertainty of general  business and
economic  conditions,   including  the  potential  for  a  greater-than-expected
slowdown in  non-residential  construction  awards,  interest rate changes,  and fluctuations in commodity and raw material prices;  (b) unexpected  developments and  outcomes in the  company's  legal and  environmental  proceedings;  (c) the company's ability to realize the anticipated  benefits of strategic  initiatives related  to  increased  productivity,  new  product  development,  technological advances,  cost synergies,  sourcing,  decreases in net working capital, and the achievement of sales growth across the business segments; and (d) the successful completion of changes to manufacturing operations.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

For information concerning legal proceedings,  including trends and developments involving legal proceedings, see footnote 8 to the financial statements included in this filing.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits are listed on the Index to Exhibits (page 17).

(b) There were no reports on Form 8-K for the three  months  ended  February 28,
2001.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                                NATIONAL SERVICE INDUSTRIES, INC.
                                                       REGISTRANT

DATE  April 13, 2001                                  /s/ KENYON MURPHY
                                                         KENYON MURPHY
                                                      SENIOR VICE PRESIDENT
                                                      AND GENERAL COUNSEL

DATE  April 13, 2001                                  /s/ BROCK HATTOX
                                                          BROCK HATTOX
                                                   EXECUTIVE VICE PRESIDENT AND
                                                      CHIEF FINANCIAL OFFICER

                                                 INDEX TO EXHIBITS

                                                                                          Page No.

EXHIBIT 10(iii)A             (1)    Nonemployee Director' Stock Option Agreement          18
                                    Dated December 21, 2000 between National
                                    Service Industries, Inc. and
                                    (a)  Leslie M. Baker, Jr.
                                    (b)  John L. Clendenin
                                    (c)  Thomas C. Gallagher
                                    (d)  Samuel A. Nunn
                                    (e)  Roy Richards, Jr.
                                    (f)  Ray M. Robinson
                                    (g)  Betty L. Siegel
                                    (h)  Kathy Brittain White
                                    (i)  Barrie A. Wigmore
                                    (j)  Neil Williams

                             (2)    Amendment No. 1 to the National Service               23
                                    Industries, Inc. Executives'Deferred
                                    Compensation Plan (as Amended and Restated
                                    October 4, 2000)Dated December 21, 2000