Form 10-Q
period 2001-05-31
NATIONAL SERVICE INDUSTRIES INC
filed 2001-07-03
CIK 70538

                                                                                       Page 1 of 245
                                                                                       Index to Exhibits on Page 19

                                UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2001.

                                    OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________  to ____________________.

Commission file number 1-3208.

                    NATIONAL SERVICE INDUSTRIES, INC.
       (Exact name of registrant as specified in its charter)

          Delaware                                     58-0364900
--------------------------------        ----------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

        1420 Peachtree Street, N.E., Atlanta, Georgia       30309-3002
--------------------------------------------------------------------------------
         (Address of principal executive offices)           (Zip Code)

                            (404) 853-1000
        ----------------------------------------------------------
           (Registrant's telephone number, including area code)

                                 None
          --------------------------------------------------
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

Common Stock - $1.00 Par Value - 41,188,504 shares as of May 31, 2001.

             NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                                INDEX

                                                                                       Page No.
                                                                                     -----------

PART I.  FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS (Unaudited) -
                   MAY 31, 2001 AND AUGUST 31, 2000                                      3

                   CONSOLIDATED STATEMENTS OF INCOME (Unaudited) -
                   THREE AND NINE MONTHS ENDED MAY 31, 2001 AND 2000
                                                                                         4
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) -
                   NINE MONTHS ENDED MAY 31, 2001 AND 2000                               5

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)             6-12

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                               13-15

          ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK                                                          15

PART II.  OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS                                                    17

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     17

SIGNATURES                                                                              18

INDEX TO EXHIBITS                                                                       19

                                NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                                --------------------------------------------------
                                      CONSOLIDATED BALANCE SHEETS (Unaudited)
                                      ---------------------------------------
                                  (In thousands, except share and per-share data)
                                                                                                      May 31,         August 31,
                                                                                                       2001              2000
                                                                                                 ------------------ ---------------
Assets
------
Current Assets:
      Cash and cash equivalents                                                                         $    9,018      $    1,510
      Receivables, less reserves for doubtful accounts of $8,435 at May 31,
           2001 and $7,310 at August 31, 2000 (Note 8)                                                     372,410         405,748
      Inventories, at the lower of cost (on a first-in, first-out basis) or market                         254,447         257,579
      Linens in service, net of amortization                                                                57,306          57,162
      Deferred income taxes                                                                                  4,094          10,285
      Prepayments and other current assets                                                                  33,440          25,740
                                                                                                 ------------------ ---------------
           Total Current Assets                                                                            730,715         758,024
                                                                                                 ------------------ ---------------

Property, Plant, and Equipment, at cost:
      Land                                                                                                  28,561          28,697
      Buildings and leasehold improvements                                                                 219,152         206,946
      Machinery and equipment                                                                              587,291         559,483
                                                                                                 ------------------ ---------------
           Total Property, Plant, and Equipment                                                            835,004         795,126
      Less-Accumulated depreciation and amortization                                                       410,180         368,067
                                                                                                 ------------------ ---------------
           Property, Plant, and Equipment-net                                                              424,824         427,059
                                                                                                 ------------------ ---------------

Other Assets:
      Goodwill and other intangibles                                                                       514,490         536,009
      Other                                                                                                 92,762          95,347
                                                                                                 ------------------ ---------------
           Total Other Assets                                                                              607,252         631,356
                                                                                                 ------------------ ---------------
                Total Assets                                                                            $1,762,791      $1,816,439
                                                                                                 ================== ===============

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
      Current maturities of long-term debt                                                              $    1,089      $      201
      Commercial paper                                                                                     120,665         236,706
      Short-term secured borrowings (Note 8)                                                               118,900               -
      Notes payable                                                                                         18,690          20,285
      Accounts payable                                                                                     123,317         130,573
      Accrued salaries, commissions, and bonuses                                                            47,070          63,832
      Current portion of self-insurance reserves                                                             6,794           7,006
      Accrued taxes payable                                                                                      -           1,924
      Other accrued liabilities                                                                             76,472          76,425
                                                                                                 ------------------ ---------------
           Total Current Liabilities                                                                       512,997         536,952
                                                                                                 ------------------ ---------------

Long-Term Debt, less current maturities                                                                    383,213         384,242
                                                                                                 ------------------ ---------------
Deferred Income Taxes                                                                                       65,421          96,153
                                                                                                 ------------------ ---------------
Self-Insurance Reserves, less current portion                                                               30,682          37,484
                                                                                                 ------------------ ---------------
Other Long-Term Liabilities                                                                                 90,587          93,138
                                                                                                 ------------------ ---------------

Stockholders' Equity:
      Series A participating preferred stock, $.05 stated value, 500,000 shares
           Authorized, none issued
      Preferred stock, no par value, 500,000 shares authorized, none issued
      Common stock, $1 par value, 120,000,000 shares authorized, 57,918,978 shares issued                   57,919          57,919
      Paid-in capital                                                                                       29,662          29,657
      Retained earnings                                                                                  1,027,232       1,022,974
      Unearned compensation on restricted stock (Note 7)                                                    (1,020)              -
      Accumulated other comprehensive income                                                               (13,640)        (12,777)
                                                                                                 ------------------ ---------------
                                                                                                         1,100,153       1,097,773
      Less-Treasury stock, at cost (16,730,474 shares at May 31, 2001 and
           17,090,414 shares at August 31, 2000)                                                           420,262         429,303
                                                                                                 ------------------ ---------------
                  Total Stockholders' Equity                                                               679,891         668,470
                                                                                                 ------------------ ---------------
                          Total Liabilities and Stockholders' Equity                                    $1,762,791      $1,816,439
                                                                                                 ================== ===============

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                                National Service Industries, Inc. and Subsidiaries
                                --------------------------------------------------
                                   Consolidated Statements of Income (Unaudited)
                                   ---------------------------------------------
                                       (In thousands, except per-share data)

                                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                              MAY 31                          MAY 31
                                                                   ------------------------------  -----------------------------
                                                                       2001            2000            2001           2000
                                                                   --------------  --------------  -------------- --------------

Sales and Service Revenues:
      Net sales of products                                             $560,957        $562,000      $1,651,430     $1,632,288
      Service revenues                                                    88,019          83,040         248,734        238,175
                                                                   --------------  --------------  -------------- --------------
           Total Revenues                                                648,976         645,040       1,900,164      1,870,463
                                                                   --------------  --------------  -------------- --------------

Costs and Expenses:
      Cost of products sold                                              331,354         337,771         978,821        978,648
      Cost of services                                                    49,300          46,070         141,934        136,009
      Selling and administrative expenses                                214,548         211,192         636,906        604,166
      Amortization expense                                                 5,316           5,287          15,635         15,650
      Interest expense, net                                               12,392          11,678          39,028         32,191
      (Gain) loss on sale of businesses                                   14,557            (170)         12,197           (356)
      Other expense (income), net                                           (447)           (738)          2,319         (2,777)
                                                                   --------------  --------------  -------------- --------------
           Total Costs and Expenses                                      627,020         611,090       1,826,840      1,763,531
                                                                   --------------  --------------  -------------- --------------

Income before Provision for Income Taxes                                  21,956          33,950          73,324        106,932

Provision for Income Taxes                                                 9,385          13,174          28,391         41,490
                                                                   --------------  --------------  -------------- --------------

Net Income                                                              $ 12,571        $ 20,776      $   44,933     $   65,442
                                                                   ==============  ==============  ============== ==============

Per Share:
      Basic Earnings per Share                                          $   0.31        $   0.51      $     1.09     $     1.61
                                                                   ==============  ==============  ============== ==============
        Basic Weighted Average Number of Shares Outstanding               41,119          40,752          41,039         40,677
                                                                   ==============  ==============  ============== ==============

      Diluted Earnings per Share                                        $   0.30        $   0.51      $     1.09     $     1.61
                                                                   ==============  ==============  ============== ==============
         Diluted Weighted Average Number of Shares Outstanding            41,532          40,756          41,280         40,711
                                                                   ==============  ==============  ============== ==============

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                                National Service Industries, Inc. and subsidiaries
                                --------------------------------------------------
                                 Consolidated Statements of Cash Flows (Unaudited)
                                 -------------------------------------------------
                                                  (In thousands)
                                                                                                      NINE MONTHS ENDED
                                                                                                            MAY 31
                                                                                                -------------------------------
                                                                                                    2001             2000
                                                                                                --------------   --------------
Cash Provided by (Used for) Operating Activities
      Net income                                                                                      $44,933          $65,442
      Adjustments to reconcile net income to net cash provided by (used for) operating activities:
           Depreciation and amortization                                                               69,380           63,875
           Provision for losses on accounts receivable                                                  3,499            3,520
           (Gain) loss on the sale of property, plant, and equipment                                    1,359           (1,198)
           (Gain) loss on the sale of businesses                                                       12,197             (356)
           Change in assets and liabilities net of effect of acquisitions and divestitures-
                Receivables                                                                            27,875           (1,639)
                Inventories and linens in service, net                                                    923          (44,493)
                Deferred income taxes                                                                 (24,541)           1,818
                Prepayments and other current assets                                                   (9,003)          (5,265)
                Accounts payable and accrued liabilities                                              (23,672)         (37,070)
                Self-insurance reserves and other long-term liabilities                                (9,118)          (2,883)
                                                                                                --------------   --------------
                      Net Cash Provided by Operating Activities                                        93,832           41,751
                                                                                                --------------   --------------

Cash Provided by (Used for) Investing Activities
      Purchases of property, plant, and equipment                                                     (53,742)         (78,793)
      Sale of property, plant, and equipment                                                            2,196            3,287
      Acquisitions                                                                                     (2,598)         (21,550)
      Proceeds from the sale of businesses                                                              4,085                -
      Change in other assets                                                                            2,408           (3,660)
                                                                                                --------------   --------------
           Net Cash Used for Investing Activities                                                     (47,651)        (100,716)
                                                                                                --------------   --------------

Cash Provided by (Used for) Financing Activities
      Net repayments of notes payable                                                                  (1,595)            (229)
      Issuances (repayments) of commercial paper, net (less than 90 days)                            (107,188)          93,699
      Issuances of commercial paper (greater than 90 days)                                              1,347          186,024
      Repayments of commercial paper (greater than 90 days)                                           (10,200)        (182,750)
      Proceeds from short-term secured borrowings                                                     118,900                -
      Repayments of long-term debt                                                                       (826)            (861)
      Treasury stock transactions, net                                                                  2,260            3,039
      Cash dividends paid                                                                             (40,675)         (39,884)
                                                                                                --------------   --------------
           Net Cash Provided by (Used for) Financing Activities                                       (37,977)          59,038
                                                                                                --------------   --------------

Effect of Exchange Rate Changes on Cash                                                                  (696)            (838)
                                                                                                --------------   --------------

Net Change in Cash and Cash Equivalents                                                                 7,508             (765)

Cash and Cash Equivalents at Beginning of Period                                                        1,510            2,254
                                                                                                --------------   --------------

Cash and Cash Equivalents at End of Period                                                            $ 9,018          $ 1,489
                                                                                                ==============   ==============

Supplemental Cash Flow Information:
      Income taxes paid during the period                                                             $55,678          $53,801
      Interest paid during the period                                                                  35,169           28,309

Noncash Investing and Financing Activities:
      Treasury shares issued under long-term incentive plan                                           $ 6,784          $ 5,667
      Noncash aspects of acquisitions--
           Assets acquired                                                                            $ 2,894          $     -
           Liabilities assumed or incurred                                                                296            1,219

       The accompanying notes to consolidated financial statements are an integral part of these statements.

             NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
             --------------------------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
            ------------------------------------------------------
               (Dollar amounts in thousands, except share and
                 per-share data and as otherwise indicated)

1.    BASIS OF PRESENTATION

The interim consolidated financial statements included herein have been prepared by the company without audit and the condensed  consolidated balance sheet as of
August 31, 2000 has been  derived  from  audited  statements.  These  statements reflect all adjustments,  all of which are of a normal,  recurring nature, which are, in the opinion of management,  necessary to present fairly the consolidated financial  position as of May 31,  2001 and August 31,  2000,  the  consolidated results of operations for the three and nine months ended May 31, 2001 and 2000, and the consolidated cash flows for the nine months ended May 31, 2001 and 2000.
Certain   reclassifications  have  been  made  to  the  prior  year's  financial statements to conform to the current year's  presentation.  Certain  information and footnote  disclosures  normally included in financial statements prepared in accordance with accounting  principles  generally  accepted in the United States have been condensed or omitted.  The company  believes that the  disclosures are adequate to make the information presented not misleading.  It is suggested that these financial  statements be read in conjunction with the financial statements and notes thereto  included in the company's  Annual Report on Form 10-K for the fiscal year ended August 31, 2000.

The results of  operations  for the three and nine months ended May 31, 2001 are not  necessarily  indicative  of the results to be expected  for the full fiscal year  because the  company's  revenues  and income are  generally  higher in the second  half of its  fiscal  year and  because  of the  uncertainty  of  general business conditions.

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

3.    BUSINESS SEGMENT INFORMATION

                                                                               Depreciation        Capital
                                                  Sales and     Operating          and          Expenditures
                                                   Service        Profit       Amortization          and
Nine Months Ended May 31, 2001                     Revenues       (Loss)         Expense        Acquisitions
                                                 ------------- ------------- ----------------- ----------------
Lighting Equipment                                 $1,096,466      $ 93,670           $39,436          $31,031
Chemical                                              386,491        16,250             8,690            6,689
Textile Rental                                        248,734        16,033            12,345           13,729
Envelope                                              168,473         3,991             7,171            3,749
                                                 ------------- ------------- ----------------- ----------------
                                                    1,900,164       129,944            67,642           55,198
Corporate                                                           (17,592)            1,738            1,142
Interest expense, net                                               (39,028)
                                                 ------------- ------------- ----------------- ----------------
Total                                              $1,900,164      $ 73,324           $69,380          $56,340
                                                 ============= ============= ================= ================

                                                                               Depreciation        Capital
                                                  Sales and     Operating          and          Expenditures
                                                   Service        Profit       Amortization          and
Nine Months Ended May 31, 2000                     Revenues       (Loss)         Expense        Acquisitions
                                                 ------------- ------------- ----------------- ----------------
Lighting Equipment                                 $1,093,469      $ 92,187           $36,630         $ 58,279
Chemical                                              373,153        34,644             8,290            4,254
Textile Rental                                        238,175        19,410            11,525           20,526
Envelope                                              165,666         6,185             5,714           15,240
                                                 ------------- ------------- ----------------- ----------------
                                                    1,870,463       152,426            62,159           98,299
Corporate                                                           (13,303)            1,716            2,044
Interest expense, net                                               (32,191)
                                                 ------------- ------------- ----------------- ----------------
Total                                              $1,870,463      $106,932           $63,875         $100,343
                                                 ============= ============= ================= ================

                                                                               Depreciation        Capital
                                                  Sales and     Operating          and          Expenditures
                                                   Service        Profit       Amortization          and
Three Months Ended May 31, 2001                    Revenues       (Loss)         Expense        Acquisitions
                                                 ------------- ------------- ----------------- ----------------
Lighting Equipment                                   $368,821       $32,056           $13,304          $ 7,336
Chemical                                              136,763          (637)            2,924            2,192
Textile Rental                                         88,019         8,297             4,077            7,925
Envelope                                               55,373         1,416             2,415            1,407
                                                 ------------- ------------- ----------------- ----------------
                                                      648,976        41,132            22,720           18,860
Corporate                                                            (6,784)              505              273
Interest expense, net                                               (12,392)
                                                 ------------- ------------- ----------------- ----------------
Total                                                $648,976       $21,956           $23,225          $19,133
                                                 ============= ============= ================= ================

                                                                               Depreciation        Capital
                                                  Sales and     Operating          and          Expenditures
                                                   Service        Profit       Amortization          and
Three Months Ended May 31, 2000                    Revenues       (Loss)         Expense        Acquisitions
                                                 ------------- ------------- ----------------- ----------------
Lighting Equipment                                   $371,778       $27,887           $11,984          $17,669
Chemical                                              133,645        14,550             2,780            2,003
Textile Rental                                         83,040         7,976             3,969            5,502
Envelope                                               56,577           662             2,066            6,026
                                                 ------------- ------------- ----------------- ----------------
                                                      645,040        51,075            20,799           31,200
Corporate                                                            (5,447)              583              167
Interest expense, net                                               (11,678)
                                                 ------------- ------------- ----------------- ----------------
Total                                                $645,040       $33,950           $21,382          $31,367
                                                 ============= ============= ================= ================

                                                                Total Assets
                                                 -------------------------------------------
                                                      May 31, 2001         August 31, 2000
                                                 -------------------      ------------------
Lighting Equipment                                       $1,107,141              $1,142,227
Chemical                                                    235,083                 241,645
Textile Rental                                              226,923                 222,957
Envelope                                                    147,278                 151,003
                                                 -------------------      ------------------
Subtotal                                                  1,716,425               1,757,832
Corporate                                                    46,366                  58,607
                                                 -------------------      ------------------
Total                                                    $1,762,791              $1,816,439
                                                 ===================      ==================

4.    INVENTORIES

Major classes of inventory as of May 31, 2001 and August 31, 2000 were as follows:

                                                    May 31,             August 31,
                                                     2001                 2000
                                               -----------------    -----------------
Raw Materials and Supplies                             $101,411             $104,566
Work-in-Process                                          18,987               20,262
Finished Goods                                          134,049              132,751
                                               -----------------    -----------------
Total                                                  $254,447             $257,579
                                               =================    =================

5.    EARNINGS PER SHARE

The company  accounts  for  earnings  per share  using  Statement  of  Financial
Accounting Standards No. 128, "Earnings per Share." Under this statement,  basic earnings  per share is computed by dividing  net  earnings  available  to common stockholders by the weighted average number of common shares  outstanding during the period.  Diluted  earnings per share is computed  similarly but reflects the potential  dilution  that would occur if dilutive  options  were  exercised  and restricted  stock awards were  vested.  The  following  table  calculates  basic earnings per common share and diluted  earnings per common share at May 31, 2001 and May 31, 2000:

                                                                      Three Months Ended                  Nine Months Ended
                                                                --------------------------------    -------------------------------
                                                                 May 31, 2001      May 31, 2000     May 31, 2001      May 31, 2000
                                                                ---------------    -------------    --------------    -------------
Basic earnings per common share:
    Net income                                                         $12,571          $20,776           $44,933          $65,442
    Basic weighted average shares outstanding (in thousands)            41,119           40,752            41,039           40,677
                                                                ---------------    -------------    --------------    -------------
    Basic earnings per common share                                    $  0.31          $  0.51           $  1.09          $  1.61
                                                                ===============    =============    ==============    =============

Diluted earnings per common share:
    Net income                                                         $12,571          $20,776           $44,933          $65,442

    Basic weighted average shares outstanding (in thousands)            41,119           40,752            41,039           40,677
       Add - Shares of common stock issuable upon assumed
       exercise of dilutive stock options (in thousands)                   362                4               216               34
       Add - Unvested restricted stock (in thousands)                       51                -                25                -
                                                                ---------------    -------------    --------------    -------------
    Diluted weighted average shares outstanding (in thousands)          41,532           40,756            41,280           40,711
                                                                ---------------    -------------    --------------    -------------

    Diluted earnings per common share                                  $  0.30          $  0.51           $  1.09          $  1.61
                                                                ===============    =============    ==============    =============

6.    COMPREHENSIVE INCOME

Statement of Financial  Accounting  Standards No. 130, "Reporting  Comprehensive
Income,"  requires  the  reporting  of a measure of all  changes in equity of an entity that result from recognized  transactions and other economic events other than transactions with owners in their capacity as owners.  Other  comprehensive income  (loss) for the three and nine months ended May 31, 2001 and May 31, 2000 includes only foreign  currency  translation  adjustments.  The  calculation  of comprehensive income is as follows:

                                                              Three Months Ended                    Nine Months Ended
                                                       ----------------------------------    ---------------------------------
                                                        May 31, 2001       May 31, 2000      May 31, 2001       May 31, 2000
                                                       ---------------    ---------------    --------------    ---------------

Net income                                                    $12,571            $20,776           $44,933            $65,442
Foreign currency translation adjustments                        1,241             (2,615)           (1,776)            (2,375)
Reclassification   adjustment  for  foreign  currency
  translation  loss  realized in net income as a result
  of the sale of a foreign entity (Note 9)                        913                  -               913                  -
                                                       ---------------    ---------------    --------------    ---------------
       Comprehensive Income                                   $14,725            $18,161           $44,070            $63,067
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

The  fair  value of the  restricted  shares  on the  date of grant is  amortized ratably over the vesting  period.  In January 2001, the first stock price target was achieved and 51,260 restricted shares were granted. Unearned compensation of
$1,281 on restricted  stock was initially  recorded based on the market value of the  shares  on the date of grant and is  generally  being  amortized  over four years. The unamortized  balance of unearned  compensation on restricted stock is included as a separate component of stockholders' equity.

8.    SECURED BORROWINGS

In May 2001, the company entered into a three-year  agreement (the  "Receivables
Facility")  to borrow,  on an ongoing  basis,  up to $150.0  million  secured by undivided  interests  in a  defined  pool of trade  accounts  receivable  of the lighting  equipment and chemical  segments.  At May 31, 2001, net trade accounts receivable  pledged as security for borrowings  under the  Receivables  Facility totaled $220.4 million. Borrowings outstanding at May 31, 2001 of $118.9 million were used to reduce  borrowings  under the company's  commercial  paper program.
Interest rates under the Receivables Facility are based on the LIBOR rate.

9.    SALE OF BUSINESSES

As part of an  initiative  to refocus the  overseas  operations  of the chemical segment,  the company sold its Australian  subsidiary,  NSI  International  Pty,
Ltd.,  resulting  in a pretax loss of $5.6  million.  In  addition,  the company entered  into a  contract  to sell its  French  operations,  as well as  certain trademarks and formulas.  The company  recorded an estimated pretax loss on this transaction  of $9.0  million  and  finalized  the  sale on June 29,  2001.  The combined  pretax loss of $14.6  million is  included in "(Gain)  loss on sale of businesses" in the accompanying Consolidated Statements of Income.

10.   LEGAL PROCEEDINGS

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

Among the  product  liability  claims to which the company is subject are claims
arising  from  the   installation   and   distribution  of   asbestos-containing
insulation,  primarily  in  the  southeastern  United  States,  by a  previously divested  business of the  company.  Most claims  against the company  seek both substantial compensatory damages and punitive damages. The company believes that many of the claims against it are without merit,  and the company  believes that it has done nothing which should  justify  punitive  damages.  In addition,  the company  believes that it has substantial  legal defenses  against many of these claims,  including that the company did not manufacture any  asbestos-containing building  products  and that  statutes  of repose in some states bar the claims.
However,  there is no assurance that the company will be successful in asserting defenses to these claims.

The company has reached  settlement  agreements  with  substantially  all of its relevant insurers  providing for their payment of these claims up to the various policy limits. Over the past two decades, through May 2001, approximately 38,500 such  claims  against the  company  have been  resolved  for an  aggregate  cost
(liability   payments  and  other  expenses)  of   approximately   $47  million,
approximately  $45  million of which has been paid or is  expected to be paid by insurers.  The average  per-claim  liability payment made by the company and its insurers was  approximately  nine hundred  dollars over that period and has been slightly more than twelve hundred dollars during the past eighteen months. As of
May 31, 2001, there were approximately 26,100 similar claims pending against the company,  including  approximately  12,700  claims  that  have been  settled  in principle (but not yet finalized) for amounts  generally  consistent with recent historical  per-claim  settlement  costs.  The company  anticipates that similar claims will be made in the future.

Prior to February 1, 2001, the Center for Claims  Resolution (the "CCR") handled the  processing  and  settlement of claims on behalf of the company and retained local counsel for the defense of claims.  Through  February 1, 2001, the company was responsible for varying  percentages of CCR's defense and liability payments on a  claim-by-claim  basis  pursuant to  predetermined  sharing  formulae,  and substantially  all of the company's portion of those payments were paid directly by the company's insurers. During the past eighteen months, several members have left the CCR or declared  bankruptcy.  These  members have failed to pay, or may fail to pay, certain  financial  obligations in connection with settlements that were reached while they were CCR members. The company has paid CCR approximately five hundred  thousand  dollars for the company's  allocated share of the amount needed to cover defaulted obligations relating to paid settlements;  the CCR may request,  and the company may be subject to claims  that it has  liability  for, further  payments  with  respect to  settlements  reached in  principle  but not finalized.  Although the company will seek to recover the recent payment and any future  payments from  insurance and other  sources,  there is no assurance that such payments will be recoverable.  In addition,  several significant  companies that are traditional  co-defendants  in similar  claims,  but are not members of
CCR, sought bankruptcy  protection during the past eighteen months.  The absence of these  traditional  defendants  may increase  the cost of  resolving  similar claims for other defendants, including the company.

The ultimate asbestos-related liability of the company is difficult to estimate.
Based on the company's  experience to date,  and in light of the legal  defenses that the company believes should protect it and the increasing  number of claims by persons who are not impaired as a result of occupational exposure to asbestos fibers, the company believes that substantially all of the costs it may incur in defending and ultimately disposing of asbestos-related claims in the foreseeable future will be paid by its insurers. The company is and will continue monitoring and analyzing  the trends,  developments,  and variables  affecting or likely to affect the resolution of pending and future claims against the company.

11.   ENVIRONMENTAL MATTERS

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

The company's environmental reserves, which are included in current liabilities, totaled  $7.5  million and $10.2  million at May 31,  2001 and August 31,  2000, respectively. The actual cost of environmental issues may be substantially lower or higher than that reserved due to the  difficulty  in  estimating  such costs, potential changes in the status of government regulations,  and the inability to determine  the  extent  to which  contributions  will be  available  from  other parties.  The company does not believe that any amount of such costs below or in excess of that accrued is reasonably estimable.

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

During the second  quarter of 2001,  management  performed a review of the other environmental  liabilities  recorded  in  connection  with  the  textile  rental segment's 1997 uniform plants divestiture.  Based on the advice of the company's
environmental   experts,   the  company  decreased  its  estimates  for  certain
environmental  exposures  and, as a result,  reduced the related  liability  and recorded  a gain  of  approximately  $2.0  million.  The  gain  is  included  in
"(Gain)loss on sale of businesses" in the accompanying  Consolidated Statements of Income.

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
and therefore has no liability with respect to the Blydenburgh Landfill,  and it has  responded  to the lawsuit  accordingly.  The  company has also  asserted an indemnification claim against the parent of Initial Services Investments,  Inc., which the company  acquired in 1992 and which had previously  purchased and sold certain assets of Serv-All  Uniform  Rental Corp. The federal  district court in the  Eastern  District  of New York  denied the  company's  motion  for  summary judgment  on the issue of  successor  liability  and  granted  the State of New
York's motion for partial summary  judgment and for a declaratory  judgment that the  company is a successor  to Serv-All  Uniform  Rental  Corp.  The company is appealing  this  decision.  At this  stage,  it is too  early  to  quantify  the company's  potential  exposure,  the  likelihood  of an adverse  result,  or the outcome of the company's indemnification claim.

12. SUBSEQUENT EVENT

On June 28,  2001,  the  company's  Board of  Directors  approved a plan for the company to consider the spin-off of the lighting equipment and chemical segments to its stockholders in the form of a tax-free dividend.  Separating the lighting equipment and chemical segments from the rest of the company's  operations would create  two  companies,  each with its own  management  and  board of  directors focused on their respective businesses. Management believes the transaction will
enhance  the  ability  of  the  respective   companies  to  focus  on  strategic
initiatives  and  new  business  opportunities,   improve  cost  structures  and
operating efficiencies,  and better align equity-based compensation to operating performance.  The company  will receive  opinions  from counsel and from its tax advisor that the spin-off will be tax-free for U.S.  federal income tax purposes to the company and its stockholders. At the effective time of the spin-off, each holder of the company's common stock will receive a distribution of one share of common stock of the newly formed entity comprised of the lighting  equipment and chemical  segments  for each  share of  company  common  stock.  Assuming  final approvals are obtained,  management expects to complete the transaction early in fiscal 2002.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  ------------------------------------

              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------

The following  discussion  should be read in conjunction  with the  consolidated financial statements and related notes.

National Service Industries is a diversified  service and manufacturing  company operating in four segments: lighting equipment,  chemicals,  textile rental, and envelopes.  The company  remained in solid financial  condition at May 31, 2001.
Net working capital was $217.7  million,  down from $221.1 million at August 31,
2000, and the current ratio remained  constant at 1.4. The company's  percentage of debt to total capitalization improved from 49.0 percent at August 31, 2000 to
48.6 percent at May 31, 2001.

Results of Operations

National Service Industries generated revenue of $649.0 million and $1.9 billion in the three and nine  months  ended May 31,  2001,  respectively,  compared  to revenue of $645.0 million and $1.9 billion,  respectively, in the previous year.
Increased  revenue in the chemical  and textile  rental  segments was  partially offset by decreases in the lighting  equipment and envelope  segments during the third quarter.  Year-to-date  revenue increased $29.7 million,  primarily in the chemical and textile rental segments.

Net income  totaled  $12.6  million,  or $.30 per diluted  share,  for the three months ended May 31, 2001 compared to net income of $20.8  million,  or $.51 per diluted share, for the three months ended May 31, 2000. On a year-to-date basis, net income  declined  $20.5 million,  from $65.4 million to $44.9  million.  Net income was negatively impacted by losses on the sale of the company's French and
Australian chemical businesses,  weakened economic  conditions,  higher interest expense and energy costs, and expenses associated with repositioning the company for an economic  slowdown.  The company  anticipates  that its  operations  will continue to be impacted by a softer  economy.  Although  the company  expects to offset the effects of the economic slowdown with operational initiatives such as the consolidation of the chemical businesses, a major sourcing initiative, other cost reduction projects, and aggressive sales efforts,  further deterioration in economic conditions could negatively impact future earnings.

The lighting  equipment segment reported revenue of $368.8 million for the third quarter,  representing a decrease of $3.0 million compared to the previous year.
The decrease in revenue during the quarter  resulted  primarily from a continued
softening in the  non-residential  construction  market. The company expects the non-residential construction market to remain flat or slightly down from current levels over the remainder of calendar year 2001.  Operating profit for the third quarter  increased  $4.2 million to $32.1 million  versus $27.9 million one year ago as the  decrease in revenue  was offset by  manufacturing  efficiencies  and other cost reductions.  On a year-to-date basis,  revenue increased $3.0 million to $1.1 billion, or less than 1 percent.  Excluding a $1.0 million pretax charge during the first quarter of fiscal 2000 for closing a manufacturing  facility in
California,  year-to-date  operating  profit remained  relatively flat as profit improvements  during the third  quarter  were offset by  increased  spending for sales,  marketing  and  technology  initiatives,  and costs to establish a Texas distribution center.

Revenue in the  chemical  segment of $136.8  million and $386.5  million for the quarter and nine months ended May 31, 2001, respectively, increased $3.1 million and $13.3 million,  respectively,  compared to the same prior-year periods.  The increase  was due to  sales  volume  growth  in  North  America  in the  retail, industrial, and institutional channels, offset somewhat by a decrease in revenue in Europe and Australia. The decrease in international revenue was attributable, in part, to unfavorable  foreign  currency  fluctuations.  The chemical  segment realized  a slight  loss for the  quarter as the  profit  contribution  from the increase in revenue was more than offset by a loss on the sale of the  segment's
French and Australian operations. In addition to these factors, operating profit for the nine  months  ended May 31, 2001  decreased  compared to a year ago as a result of costs incurred to integrate the chemical operations,  increased energy costs, and up-front costs associated with developing new sales representatives.

As part of an  initiative  to refocus the  overseas  operations  of the chemical segment,  the company sold its Australian  subsidiary,  NSI  International  Pty,
Ltd.,  resulting  in a pretax loss of $5.6  million.  In  addition,  the company entered  into a  contract  to sell its  French  operations,  as well as  certain trademarks and formulas.  The company  recorded an estimated pretax loss on this transaction  of $9.0  million  and  finalized  the  sale on June 29,  2001.  The combined  pretax loss of $14.6  million is  included in "(Gain)  loss on sale of businesses" in the accompanying Consolidated Statements of Income.

Textile  rental  segment  revenue,  representing  all of the  company's  service revenue,  increased  $5.0 million to $88.0 million  during the third quarter and increased $10.6 million to $248.7 million year-to-date  primarily as a result of additional  volume  associated with several new large customer  accounts,  price increases,  and revenues associated with acquired businesses.  Operating margins during the third  quarter  remained in line with the same period a year ago. The year-to-date  decrease  in  operating  margins  primarily  resulted  from higher natural  gas prices,  costs  incurred to close a facility in order to reduce the segment's cost structure and improve customer service, increased retiree medical and other insurance costs, and fewer gains associated with the sale of assets.

During  the  second  quarter  of 2001,  management  performed  a  review  of the liabilities  recorded in  connection  with the  textile  rental  segment's  1997 uniform plants  divestiture.  In 1997,  the textile  rental segment  accrued for items  related  to the  sale  of its  uniform  plants,  including  environmental exposures.  Based on the  advice of the  company's  environmental  experts,  the company  decreased its estimates for certain  environmental  exposures and, as a
result,   reduced  the  related   liability   and  recorded  a  pretax  gain  of
approximately  $2.0  million.  The gain is  included in  "(Gain)loss  on sale of businesses" in the accompanying Consolidated Statements of Income.

Third quarter revenue in the envelope segment decreased $1.2 million compared to the respective prior year period as a result of lower volumes in the courier and direct mail markets.  Revenue increased $2.8 million,  or 1.7 percent, to $168.5 million for the nine months ended May 31, 2001  compared to a year ago primarily because of higher sales volumes to strategic  partners during the first quarter.
Operating  profit for the  quarter  ended May 31,  2001  increased  $.8  million compared to the quarter ended May 31, 2000 primarily because of lower production costs. Operating profit for the nine-month period decreased $2.2 million to $4.0 million  principally  as a result of higher costs for raw  materials  during the first half of the year,  power outages in California,  and costs associated with reorganizing the Miami, Florida manufacturing facility.

Corporate  expenses  for the third  quarter of $6.8  million  were $1.3  million higher than the previous  year.  The  increase  for the quarter was  primarily a result of higher costs  associated with strategic and  operational  initiatives.
For the nine  months  ended May 31,  2001,  corporate  expenses  increased  $4.3 million to $17.6 million.  Higher year-to-date corporate expenses were primarily caused by  lower-than-normal  long-term  incentive  compensation  expense in the prior-year  first quarter and higher costs related to strategic and  operational initiatives.  Net interest expense increased for the quarter and year-to-date as a result  of  higher  outstanding  debt  balances  and  higher  interest  rates.
Additionally,  during the third quarter of fiscal 2001, the provision for income taxes  increased to 42.7 percent of pretax  income as a result of  nondeductible losses  associated  with  the  chemical  segment's  divestiture  of  its  French operations.  On a  year-to-date  basis,  the provision for income taxes was 38.7 percent  of pretax  income  compared  to 38.8  percent  in the prior  year.  The year-to-date decrease is primarily attributable to the implementation of various tax-saving  strategies during the current year,  offset by nondeductible  losses related to one of the chemical segment divestitures.

Liquidity and Capital Resources

Operating Activities
--------------------

Operations  provided cash of $93.8 million  during the nine months ended May 31,
2001 compared with $41.8 million during the respective period of the prior year.
The  improvement  in operating  cash flows was largely due to an increase in net cash  provided  by  receivables  and  inventory  primarily  as a  result  of the implementation  of working capital  initiatives.  Improvements in cash flow from these items were partially offset by the decrease in net income.

Investing Activities
--------------------

Investing  activities  used cash of $47.7 million  versus $100.7  million in the prior  year.  The change in  investing  cash flows  related  primarily  to lower capital  expenditures and acquisition  spending and an increase in cash provided from the sale of  businesses.  Higher  acquisition  spending  in fiscal 2000 was primarily due to remaining  payments  associated  with the 1999  acquisition  of
Holophane.

Capital  expenditures  totaled  $53.7  million for the nine months ended May 31,
2001 compared to $78.8 million in the prior  period.  In the lighting  equipment segment, investments were made primarily in manufacturing cost improvements, new product  tooling,  and  the  completion  of a new  corporate  headquarters.  The envelope segment invested in manufacturing  process improvements and information systems.  In the chemical  segment,  capital  expenditures  were associated with manufacturing equipment and facilities improvements.  Capital investments in the textile  rental segment were primarily  attributable  to building  improvements, equipment  upgrades,  and  information  systems.  In the same  period last year, capital spending was primarily attributable to the lighting equipment, envelope, and textile rental segments.  The lighting  equipment  segment invested in land, buildings,  and  equipment  for  a  new  plant  in  Mexico,  manufacturing  cost improvements,  and new product  tooling.  Capital  expenditures  in the envelope segment  related  primarily  to  new  folding  capacity,  manufacturing  process improvements, and information systems. The textile rental segment's expenditures
related  to  replacing   old  equipment   and  delivery   truck   purchases  and
refurbishments.

Management   believes  current  cash  balances,   anticipated  cash  flows  from
operations,  available  funds  from the  commercial  paper  program,  short-term
secured   borrowings,   and  a  committed  credit  facility,   as  well  as  the
complimentary  lines of credit,  are  sufficient to meet the  company's  planned level of capital spending and general  operating cash  requirements for at least the next twelve months.

Financing Activities
--------------------

Cash used for financing  activities  totaled $38.0 million during the nine-month period  compared to cash provided of $59.0 million one year ago,  primarily as a result of a reduction in cash provided by net  borrowings.  The decrease in cash provided by net  borrowings  was primarily due to improved  operating cash flows and a decrease in capital  expenditures and acquisition  spending.  Year-to-date dividend  payments totaled $40.7 million,  or 99 cents per share,  compared with
$39.9 million, or 98 cents per share, in the previous year.

In May 2001, the company entered into a three-year  agreement (the  "Receivables
Facility")  to borrow,  on an ongoing  basis,  up to $150.0  million  secured by undivided  interests  in a  defined  pool of trade  accounts  receivable  of the lighting  equipment and chemical  segments.  At May 31, 2001, net trade accounts receivable  pledged as security for borrowings  under the  Receivables  Facility totaled $220.4 million. Borrowings outstanding at May 31, 2001 of $118.9 million were used to reduce  borrowings  under the company's  commercial  paper program.
Interest rates under the Receivables Facility are based on the LIBOR rate.

In June 2001, the company renewed the $250.0 million,  364-day  committed credit facility  (the  "Revolving  Credit  Facility")  with  six  domestic  banks.  The
Revolving Credit Facility supports the company's $250.0 million commercial paper program.  Interest  rates under the Revolving  Credit  Facility are based on the
LIBOR rate or other rates, at the company's  option.  The company pays an annual fee on the commitment based on the company's debt rating.

Legal Proceedings
-----------------

For information concerning legal proceedings,  including trends and developments involving  legal  proceedings,  see  footnote  10 to  the  financial  statements included in this filing.

Environmental Matters
---------------------

For  information  concerning   environmental   matters,   including  trends  and
developments  involving  environmental matters, see footnote 11 to the financial statements included in this filing.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

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

Interest Rates- Interest rate  fluctuations  expose the company's  variable-rate debt to changes in interest expense and cash flows. The company's  variable-rate debt, primarily commercial paper and short-term secured borrowings,  amounted to
$269.4 million at May 31, 2001. Based on outstanding  borrowings at quarter-end, a 10  percent  adverse  change in market  interest  rates at May 31,  2001 would result in additional  annual after-tax  interest  expense of approximately  $0.8 million.  Although a  fluctuation  in interest  rates would not affect  interest expense or cash flows related to the $360 million  publicly  traded  notes,  the company's  primary  fixed-rate  debt, a 10 percent  increase in market  interest rates  at May 31,  2001  would  decrease  the  fair  value  of  these  notes  to approximately $345.7 million.

Foreign  Exchange  Rates-The  majority of the company's  revenue,  expense,  and capital purchases are transacted in U.S. dollars. The company does not believe a
10 percent  fluctuation in average foreign  currency rates would have a material effect on its  consolidated  financial  position or results of  operations.  The company does not engage in speculative  transactions,  nor does the company hold or issue financial instruments for trading purposes. To the extent possible, the company  mitigates  its exposure to  unfavorable  foreign  currency  translation adjustments through the use of foreign-currency denominated debt agreements.

Cautionary Statement Regarding Forward-Looking Information
----------------------------------------------------------

This  filing  contains  forward-looking  statements,  within the  meaning of the
Private  Securities  Litigation  Reform  Act of 1995,  that  involve  risks  and uncertainties.  Consequently,  actual results may differ  materially  from those indicated by the forward-looking statements.  Statements made herein that may be considered  forward  looking include  statements  concerning:  (a)  expectations regarding a softer economy and the impact of the softer economy on the company's operations  and future  earnings;  (b) the  ability of the company to offset the effects  of an  economic  slowdown  with  operational  initiatives  such  as the consolidation of the chemical  businesses,  a major sourcing  initiative,  other cost reduction projects,  and aggressive sales efforts; (c) expectations related to growth in the  non-residential  construction  market  over the  remainder  of calendar year 2001;  (d) the ability of the company to meet its planned level of capital  spending and general  operating cash  requirements  for the next twelve months;  (e)  the  potential  impact  on the  company's  consolidated  financial position or results of operations of an adverse  fluctuation in average  foreign currency  rates;  (f)  anticipated  benefits of the  spin-off  of the  company's lighting and chemical  segments  such as the ability of  management  to focus on strategic initiatives and new business  opportunities,  improved cost structures and operating efficiencies,  and a better alignment of equity-based compensation to operating performance;  (g) the timing of the completion of the spin-off; and
(h)  expectations  related to  contingent  liabilities  involving  environmental matters and legal proceedings.  A variety of risks and uncertainties could cause the company's actual results to differ  materially from the anticipated  results or other expectations expressed in the company's forward-looking statements. The risks and  uncertainties  include  without  limitation  the  following:  (a) the uncertainty of general business and economic conditions, including the potential for a more severe slowdown in non-residential construction awards, interest rate changes,  and  fluctuations  in  commodity  and raw  material  prices or foreign currency rates; (b) unexpected  developments and outcomes in the company's legal and  environmental  proceedings;  (c)  underlying  assumptions  or  expectations related to the spin-off  transaction  prove to be inaccurate or unrealized;  and
(d) the company's  ability to realize the anticipated  benefits of strategic and
operational   initiatives  related  to  increased   productivity,   new  product
development,  technological advances,  cost synergies,  the consolidation of the company's chemical businesses,  sourcing,  decreases in net working capital, and the achievement of sales growth across the business segments.

                                            PART II. OTHER INFORMATION
                                            --------------------------

Item 1.  Legal Proceedings
--------------------------

For information concerning legal proceedings,  including trends and developments involving  legal  proceedings,  see  footnote  10 to  the  financial  statements included in this filing.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a) Exhibits are listed on the Index to Exhibits (page 19).

(b) There were no reports on Form 8-K for the three months ended May 31, 2001.

                                                    SIGNATURES
                                                    ----------

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                                NATIONAL SERVICE INDUSTRIES, INC.
                                                          REGISTRANT

DATE  July 3, 2001                                        /s/KENYON MURPHY
                                                          -------------------
                                                             KENYON MURPHY
                                                         SENIOR VICE PRESIDENT
                                                          AND GENERAL COUNSEL

DATE  July 3, 2001                                        /s/BROCK HATTOX
                                                          -------------------
                                                             BROCK HATTOX
                                                    EXECUTIVE VICE PRESIDENT AND
                                                       CHIEF FINANCIAL OFFICER

                                                 INDEX TO EXHIBITS
                                                 -----------------

                                                                                                             Page No.
                                                                                                             --------
EXHIBIT 10(i)A               (1)    Third Amendment to US$250,000,000 Credit Agreement, dated as of June
                                    27, 2001, among National Service Industries, Inc., Certain of its        20
                                    Subsidiaries, Certain Listed Banks, Bank One, NA, as Administrative
                                    Agent, Wachovia Bank, N.A., as Syndication Agent, and SunTrust Bank,
                                    as Documentation Agent.

                             (2)    Receivables Sale Agreement between NSI Enterprises, Inc., as seller,     30
                                    and National Service Industries, Inc., as purchaser, dated as of May
                                    2, 2001.

                             (3)    Receivables Sale and Contribution Agreement between National Service     66
                                    Industries, Inc., as seller, and NSI Funding, Inc., as buyer, dated as of May 2, 2001.

                             (4)    Credit and Security Agreement, dated as of May 2, 2001, among NSI        120
                                    Funding, Inc., National Service Industries, Inc., Blue Ridge Asset
                                    Funding Corporation, Certain Liquidity Banks, and Wachovia Bank, N.A.,
                                    as Agent.

                             (5)    Amendment No. 1, dated May 24, 2001, to the Credit and Security          232
                                    Agreement between NSI Funding, Inc., National Service Industries,
                                    Inc., Blue Ridge Asset Funding Corporation, and Wachovia Bank, N.A.,
                                    as Agent.

                             (6)    Performance Undertaking, dated as of May 2, 2001, between National       237
                                    Service Industries, Inc. and NSI Funding, Inc.