Form 10-K
period 2001-08-31
NATIONAL SERVICE INDUSTRIES INC
filed 2001-11-29
CIK 70538

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED AUGUST 31, 2001



                                   OR



    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO          .

                         COMMISSION FILE NUMBER 1-3208.
                             ---------------------

                       NATIONAL SERVICE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      58-0364900
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)

1420 PEACHTREE STREET, N.E., ATLANTA, GEORGIA                    30309-3002
   (Address of principal executive offices)                      (Zip Code)

                                       (404) 853-1000
                    (Registrant's telephone number, including area code)

 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing price of $20.65 as quoted on the New York Stock Exchange on September 28, 2001, the aggregate market value of the voting stock held by nonaffiliates of the registrant, was $846,202,721.

     The number of shares outstanding of the registrant's common stock, $1.00 par value, was 41,225,781 shares as of September 30, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

            LOCATION IN FORM 10-K                          INCORPORATED DOCUMENT
            ---------------------                          ---------------------
      Part III, Items 10, 11, 12, and 13                    2001 Proxy Statement

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             NO.
                                                                             ----
                                     PART I
  Item 1.      Business....................................................    1
  Item 2.      Properties..................................................    2
  Item 3.      Legal Proceedings...........................................    3
  Item 4.      Submission of Matters to a Vote of Security Holders.........    3

                                     PART II
  Item 5.      Market for Registrant's Common Equity and Related
               Stockholder Matters.........................................    3
  Item 6.      Selected Financial Data.....................................    4
  Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................    4
  Item 7a.     Quantitative and Qualitative Disclosures about Market
               Risk........................................................   11
  Item 8.      Financial Statements and Supplementary Data.................   13
  Item 9.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure....................................   42

                                    PART III
  Item 10.     Directors and Executive Officers of the Registrant..........   42
  Item 11.     Executive Compensation......................................   43
  Item 12.     Security Ownership of Certain Beneficial Owners and
               Management..................................................   43
  Item 13.     Certain Relationships and Related Transactions..............   43

                                     PART IV
  Item 14.     Exhibits, Financial Statement Schedules and Reports on Form
               8-K.........................................................   44
Signatures.................................................................   62
Financial Statement Schedules..............................................   64
List of Subsidiaries.......................................................   66
Consent of Independent Public Accountants..................................   67

                                     PART I

ITEM 1.  BUSINESS

     National Service Industries, Inc. (the "Company" or "NSI") occupies leadership positions in the textile rental and envelope markets. NSI is headquartered in Atlanta, Georgia, and provides products and services throughout the United States. Of the Company's fiscal 2001 revenues of $563.3 million, the textile rental segment contributed 59 percent and the envelope segment contributed 41 percent.

     On November 7, 2001, the board of directors of National Service Industries, Inc. approved the spin-off of its lighting equipment and chemicals businesses into a separate publicly-traded company with its own management and board of directors. The spin-off will be effected on November 30, 2001 through a tax-free distribution of 100% of the outstanding shares of common stock of Acuity Brands, Inc. ("Acuity"), which is a wholly-owned subsidiary of NSI that operates the lighting equipment and chemicals businesses. Each NSI stockholder of record as of November 16, 2001, the record date for the distribution, will receive one share of Acuity common stock for each share of NSI common stock held at that date. The historical financial statements of NSI have been restated to reflect Acuity as a discontinued operation.

     The Company's principal executive offices are located at 1420 Peachtree Street, N.E., Atlanta, Georgia 30309-3002 and the telephone number is (404) 853-1000.

BUSINESS SEGMENTS

  TEXTILE RENTAL

     National Linen Service ("NLS") is a leading United States multi-service textile rental company, with fiscal 2001 revenues of $334.8 million. NLS serves over 50,000 customers in the dining, lodging, and healthcare industries. Its customers include restaurants, hotels, country clubs, retail stores, hospitals, clinics, and doctors' offices. Operating in 22 states, NLS delivers clean products including napkins, table and bed linens, bath towels, pillow cases, bar towels, scrubs and surgical drapery, mats, mops, and restroom supplies, and retrieves soiled linens for cleaning. NLS sells its services directly to end users through a salaried and commissioned sales force.

  ENVELOPE

     Atlantic Envelope Company ("AECO") is a leading United States manufacturer of custom envelopes and office products, serving the energy, finance, transportation, direct mail and package delivery markets. Products include custom business and courier envelopes, as well as specialty filing products. AECO has eight state-of-the-art manufacturing facilities located throughout the United States. AECO's customers include major airlines, banks, credit card companies and express delivery companies. Products are sold directly to end-users by a commissioned sales team. Specialty products are also sold through dealers. Revenues for fiscal 2001 totaled $228.5 million.

FINANCIAL RESULTS BY INDUSTRY SEGMENT

     Sales and service revenues, operating profit (loss), total assets, and related data for each of the Company's business segments for the three years ended August 31, 2001 are included in Note 11, Business Segment Information, of the Notes to the Consolidated Financial Statements on page 41.

RAW MATERIALS

     Paper comprises a significant portion of the envelope segment's material requirements. However, the Company purchases its paper from numerous suppliers and there were no significant shortages of materials during the three years ended August 31, 2001.

SEASONALITY

     Financial results for any particular quarter are not necessarily indicative of results to be expected for the full year and, typically, the Company's revenues are higher in the second half of its fiscal year.

CUSTOMERS

     No single customer accounted for more than 10 percent of consolidated revenues during the fiscal years ended August 31, 2001, 2000, and 1999. However, two customers of the envelope segment represented 27 percent and 18 percent of its fiscal 2001 and fiscal 2000 revenues, respectively. The loss of either customer would adversely affect the segment.

BACKLOG

     Sales order backlog at August 31, 2001 and 2000 was $27.8 million and $53.7 million, respectively, in the envelope segment.

COMPETITION

     While each of the Company's businesses is highly competitive, the competitive conditions and the Company's relative position and market share vary widely from business to business. Most competitors are smaller companies that frequently specialize in one industry or geographic area, which in many instances increases the intensity of competition. The principal methods of competition include price, quality, and customer responsiveness.

RESEARCH AND DEVELOPMENT

     The Company conducts research and development related to present and future products for its envelope segment. Research and development expenses were immaterial during the fiscal years ended August 31, 2001, 2000, and 1999.

ENVIRONMENTAL MATTERS

     Management does not anticipate that compliance with current environmental laws and regulations will materially affect the capital expenditures or results of operations of the Company or its subsidiaries during the fiscal year ending August 31, 2002. See Note 6, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements on page 32.

EMPLOYMENT

     As of August 31, 2001, the Company employed approximately 7,700 people.

ITEM 2.  PROPERTIES

     The general offices of the Company are located in Atlanta, Georgia. Because of the diverse nature of the operations and the large number of individual locations, it is neither practical nor meaningful to describe each of the operating facilities owned or leased by the Company. The following listing summarizes the significant facility categories by business:

                                                NUMBER OF
                                                FACILITIES
DIVISION                                      OWNED   LEASED     NATURE OF FACILITIES
--------                                      -----   ------   ------------------------
Textile Rental..............................   34        5     Linen Processing Plants
                                                2       27     Linen Service Centers
Envelope....................................    7        1     Manufacturing Plants
                                               --        2     Warehouses
                                                1        1     Offices
Corporate Office............................    1       --     Corporate Headquarters

     None of the Company's individual properties is considered to have a value that is significant in relation to the Company's assets as a whole. The Company believes that its properties are well maintained, are in good working condition, and are deemed to be suitable and adequate for its present needs. The Company believes that it has additional capacity available at most of the Company's production facilities and that it could significantly increase production without substantial capital expenditures.

ITEM 3.  LEGAL PROCEEDINGS

     See Note 6, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements on page 32.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the three months ended August 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     National Service Industries' common stock is listed on the New York Stock Exchange under the symbol "NSI." At August 31, 2001, there were 5,647 stockholders of record. The following table sets forth the New York Stock Exchange high and low stock prices and the dividend payments for NSI's common stock for the periods indicated.

                                                       PRICE PER SHARE*
                                                     ---------------------   DIVIDENDS
                                                       HIGH         LOW      PER SHARE
                                                     ---------   ---------   ---------
2001
First Quarter......................................  $ 20.8125   $ 18.3125     $.33
Second Quarter.....................................    26.0200     20.5625      .33
Third Quarter......................................    25.7000     21.5400      .33
Fourth Quarter.....................................    25.7300     20.0000      .33
2000
First Quarter......................................  $ 34.0000   $ 29.2500     $.32
Second Quarter.....................................    30.1875     20.5000      .33
Third Quarter......................................    24.3750     20.3750      .33
Fourth Quarter.....................................    23.3750     18.2500      .33

---------------

* Price per share information does not reflect any adjustment as a result of the spin-off of the Company's lighting equipment and chemicals businesses, the effectiveness of which will be November 30, 2001.

ITEM 6.  SELECTED FINANCIAL DATA

                                             2001         2000         1999         1998         1997
                                          ----------   ----------   ----------   ----------   ----------
                                               (Dollar amounts in thousands, except per-share data)
OPERATING RESULTS(1)
Revenue from Continuing Operations
Service revenues........................  $  334,820   $  321,522   $  309,115   $  312,746   $  493,535
Net sales of products...................     228,462      225,190      204,510      161,037      190,212
                                          ----------   ----------   ----------   ----------   ----------
         Total revenues.................  $  563,282   $  546,712   $  513,625   $  473,783   $  683,747
                                          ==========   ==========   ==========   ==========   ==========
Net Income
(Loss) income from continuing
  operations............................  $  (15,291)  $   17,073   $   34,918   $   27,169   $   37,672
Discontinued operations, net of tax.....      42,304       82,797       89,425       81,551       69,606
                                          ----------   ----------   ----------   ----------   ----------
         Net Income.....................  $   27,013   $   99,870   $  124,343   $  108,720   $  107,278
                                          ==========   ==========   ==========   ==========   ==========
PER-SHARE DATA
Basic earnings per share(1)(2):
(Loss) income from continuing
  operations............................  $     (.37)  $      .42   $      .85   $      .64   $      .83
Discontinued operations, net of tax.....        1.03         2.03         2.19         1.92         1.54
                                          ----------   ----------   ----------   ----------   ----------
         Net income.....................  $      .66   $     2.45   $     3.04   $     2.56   $     2.37
                                          ==========   ==========   ==========   ==========   ==========
Diluted earnings per share (1)(2):
(Loss) income from continuing
  operations............................  $     (.37)  $      .42   $      .85   $      .63   $      .83
Discontinued operations, net of tax.....        1.03         2.03         2.18         1.90         1.53
                                          ----------   ----------   ----------   ----------   ----------
         Net income.....................  $      .66   $     2.45   $     3.03   $     2.53   $     2.36
                                          ==========   ==========   ==========   ==========   ==========
Cash dividends..........................  $     1.32   $     1.31   $     1.27   $     1.23   $     1.19
Stockholders' equity....................  $    15.66   $    16.37   $    15.22   $    13.96   $    15.20
TOTAL ASSETS(1)
Continuing operations...................  $  498,098   $  398,904   $  364,218   $  319,690   $  474,514
Discontinued operations.................   1,330,575    1,422,880    1,337,038      700,112      638,636
                                          ----------   ----------   ----------   ----------   ----------
         Total..........................  $1,828,673   $1,821,784   $1,701,256   $1,019,802   $1,113,150
                                          ==========   ==========   ==========   ==========   ==========
TOTAL DEBT(1)
Continuing operations...................  $    5,000   $    5,000   $    5,000   $    5,000   $    5,000
Discontinued operations.................     608,830      636,434      544,577       81,073       27,086
                                          ----------   ----------   ----------   ----------   ----------
         Total..........................  $  613,830   $  641,434   $  549,577   $   86,073   $   32,086
                                          ==========   ==========   ==========   ==========   ==========

---------------

(1) On November 7, 2001 management approved the spin-off the Company's lighting and chemical businesses. Accordingly, the Company's results of operations have been prepared with the net assets, results of operations, and cash flows related to the lighting and chemical businesses presented as discontinued operations. Prior period amounts have been restated to conform to this presentation.

(2) In 1998, the Company adopted Financial Accounting Standard No. 128, "Earnings per Share." Prior period amounts have been restated in accordance with this statement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     National Service Industries, Inc. is a service and manufacturing company operating in the textile rental and envelope segments.

     On November 7, 2001, the board of directors of National Service Industries, Inc. approved the spin-off of its lighting equipment and chemicals businesses into a separate publicly traded company with its own management and board of directors. The spin-off will be effected on November 30, 2001 through a tax-free distribution of 100% of the outstanding shares of common stock of Acuity Brands, Inc. ("Acuity"), which is a wholly-owned subsidiary of NSI that operates the lighting equipment and chemicals businesses. Each NSI stockholder of record as of November 16, 2001, the record date for the distribution, will receive one share of Acuity common stock for each share of NSI common stock held at that date.

     As a result of the approval of the spin-off subsequent to August 31, 2001 but prior to the release of the Company's financial statements, the net assets and results of operations of the lighting equipment and chemicals businesses have been reflected as discontinued operations for all periods presented herein. The Company's continuing operations consist of its textile rental and envelope segments.

     The following discussion should be read in conjunction with the consolidated financial statements and related notes.

     The continuing operations of NSI, the textile rental and envelope segments, continued in strong financial condition at August 31, 2001. Net working capital increased to $87.7 million at August 31, 2001 as compared to $65.7 million at August 31, 2000, and the current ratio remained constant at 1.9.

LIQUIDITY AND CAPITAL RESOURCES

  OPERATING ACTIVITIES

     Continuing operations used cash of $29.1 million in 2001, compared with cash provided of $40.9 million in 2000 and $58.9 million in 1999. The reduction in 2001 related to a decrease in net income, an increase in prepayments and other current assets, an increase in payments related to employee medical and casualty insurance, and an increase in income tax payments. Prepayments and other current assets increased over the prior year as the Company incurred costs related to the spin-off of the lighting and chemical businesses. The increase in income tax payments relates to the resolution of various tax matters, all of which were fully accrued in prior periods. The decrease in cash provided by operating activities during 2000 primarily resulted from the decrease in net income.

  INVESTING ACTIVITIES

     Investing activities used cash of $24.7 million in 2001, $60.7 million in 2000, and $42.3 million in 1999. The change in fiscal 2001 investing cash flows primarily related to a decrease in capital expenditures and acquisition spending and an increase in cash provided by the sale of businesses. The change in investing cash flows during 2000 was a result of the significant increase in capital expenditures coupled with a decrease in cash provided by the sale of businesses. These items were offset somewhat by a decrease in acquisition spending during fiscal 2000.

     Acquisition spending during fiscal 2001 was $5.6 million and related primarily to the textile rental segment's purchase of several plants in Florida. Prior year acquisition spending of $10.1 million also related to several small acquisitions in the textile rental segment. Acquisition spending in 1999 totaled $20.6 million ($19.8 million in cash and 26,495 shares valued at $0.8 million). In February 1999, the envelope segment acquired substantially all of Gilmore Envelope, an envelope manufacturer headquartered in Los Angeles, California, for approximately $10.6 million. The Company also made several acquisitions in the textile rental segment during fiscal 1999 for approximately $10.0 million.

     Capital expenditures were $23.1 million in 2001, compared with $45.5 million in 2000 and $33.7 million in 1999. Current-year capital expenditures in the envelope segment related to manufacturing process improvements and information systems. The textile rental segment invested in building improvements, equipment upgrades, and information systems. Fiscal 2000 capital expenditures in the envelope segment primarily related to manufacturing process improvements, new folding capacity, and information systems. Prior-year expenditures in the textile rental segment related to replacing old equipment and delivery truck purchases and refurbishments. During 1999, the envelope segment invested in manufacturing process improvements, information systems, facility expansion, and new folding capacity and the textile rental segment's capital expenditures were for the implementation of new technology, production enhancements, and delivery truck purchases and refurbishments.

     In 2002, capital expenditures are expected to approximate $20.3 million as the Company continues to invest capital in technology and equipment. Contractual commitments for capital spending for fiscal year 2002 approximate $4.2 million.

  FINANCING ACTIVITIES

     Financing activities used cash of $51.4 million, $49.5 million, and $90.2 million during 2001, 2000, and 1999, respectively. Cash used by financing activities during fiscal 2001 and 2000 primarily related to the payment of dividends offset somewhat by cash provided by Employee Stock Purchase Plan share issuances and stock option exercises. In addition to the payment of dividends, cash used by financing activities during 1999 also included the purchase of treasury shares under the Company's treasury share repurchase program which was suspended in the third quarter of fiscal 1999.

LONG-TERM DEBT AND THE SPIN-OFF

     Upon completion of the spin-off on November 30, 2001, approximately $374.1 million of long-term debt will be assumed by Acuity, leaving approximately $3.0 million outstanding for the Company. The following provides a discussion of liquidity and capital resources segregated between continuing and discontinued operations.

  CONTINUING OPERATIONS

     In October 2001, NSI negotiated a $40.0 million, three-year committed credit facility with a single major US bank that will become effective at the time of the spin-off. The facility contains financial covenants including a leverage ratio, a ratio of income available for fixed charges to fixed charges, and a minimum net worth. Interest rates under the facility are based on the LIBOR rate or other rates, at the Company's option. The Company will pay an annual fee on the commitment based on the Company's leverage ratio. No amounts were outstanding under this facility at August 31, 2001, and it is expected that at the time of the spin-off approximately $2.0 million will be outstanding.

     Outstanding borrowings at August 31, 2001 included approximately $3.0 million in notes payable at 8.5 percent and approximately $2.0 million in uncommitted credit facility borrowings at a weighted-average interest rate of
4.95 percent.

     Management believes anticipated cash flows from operations and available funds from the committed credit facility are sufficient to meet the Company's planned level of capital spending and general operating cash requirements, including but not limited to any cash requirements related to litigation as further described in Note 6 to the financial statements, for at least the next twelve months.

  DISCONTINUED OPERATIONS

     In anticipation of the spin-off, management has, or is in the process of amending the following agreements which were in place for the Company as of August 31, 2001. The material terms of the agreements are expected to be consistent subsequent to the spin-off for Acuity, who will be the borrower.

     In May 2001, the Company entered into a three-year agreement (the "Receivables Facility") to borrow, on an ongoing basis, up to $150.0 million secured by undivided interests in a defined pool of trade accounts receivable of the lighting equipment and chemical segments. At August 31, 2001, net trade accounts receivable pledged as security for the borrowings under the Receivables Facility totaled approximately $227.8 million. Outstanding borrowings under the Receivables Facility at August 31, 2001 were $105.1 million. Interest rates under the Receivables Facility vary with commercial paper rates plus an applicable margin and the interest rate was 3.90 percent at August 31, 2001. Effective at the time of the spin-off, Acuity will assume all of NSI's borrowings and other obligations under the Receivables Facility.

     In July 1999, the Company entered into a $250.0 million, 364-day committed credit facility, which was renewed in June 2001 and expires in June 2002. The credit facility permits certain subsidiaries of the Company to borrow under such facility, and the Company guarantees these borrowings. Interest rates under the credit facility are based on the LIBOR rate or other rates, at the Company's option. The Company pays an annual fee on the commitments based on the Company's credit rating for unsecured long-term public debt. Outstanding borrowings under the facility at August 31, 2001 were $105.0 million at an interest rate of 4.1 percent. No amounts were outstanding under the facility at August 31, 2000. This facility will be discontinued at the time of the spin-off.

     In October 2001, NSI, on behalf of Acuity, negotiated a $240.0 million, 364-day committed credit facility with six domestic and international banks that will become effective and will replace the Company's $250.0 million credit facility at the time of the spin-off. The facility includes an option for additional lenders to enter the agreement to provide up to a total of $300.0 million of commitments. The facility contains financial covenants including a leverage ratio of total indebtedness to EBITDA and an interest coverage ratio. Interest rates under the facility are based on the LIBOR rate or other rates, at Acuity's option. Acuity will pay an annual fee on the commitment based on Acuity's credit rating for unsecured long-term public debt. The principal lighting equipment subsidiary and the principal chemicals subsidiary of Acuity are guarantors of the facility.

     NSI's commercial paper program was discontinued in July 2001. Amounts outstanding under the commercial paper program were replaced by borrowings under the committed credit facility. The $236.7 million outstanding under the Company's commercial paper program at August 31, 2000 had a weighted-average interest rate of 6.8 percent.

     At August 31, 2001, the Company had uncommitted lines of credit totaling $111.2 million for general operating purposes, of which $16.8 million is designated as multi-currency. Outstanding borrowings under the uncommitted credit facilities at August 31, 2001 were $24.7 million, at a weighted-average interest rate of 4.95 percent. At August 31, 2001, $74.4 million in letters of credit was outstanding, primarily under the domestic uncommitted line of credit.

     In January 1999, the Company issued $160.0 million in ten-year publicly traded notes bearing a coupon rate of 6.0 percent. In August 2000, the Company issued $200.0 million in ten-year publicly traded notes bearing a coupon rate of
8.375 percent.

     Management believes current cash balances, anticipated cash flows from operations, and available funds from the committed credit facilities and the uncommitted lines of credit are sufficient to meet Acuity's planned level of cash requirements for the next twelve months.

                        RESULTS OF CONTINUING OPERATIONS

                                                                YEAR ENDED AUGUST 31
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
                                                                (IN MILLIONS, EXCEPT
                                                                 PER-SHARE AMOUNTS)
SALES AND SERVICE REVENUES:
  Textile Rental............................................  $334.8   $321.5   $309.1
  Envelope..................................................   228.5    225.2    204.5
                                                              ------   ------   ------
                                                              $563.3   $546.7   $513.6
                                                              ======   ======   ======
OPERATING (LOSS) PROFIT:
  Textile Rental............................................  $ 12.6   $ 28.2   $ 42.9
  Envelope..................................................   (13.2)     5.1     17.7
                                                              ------   ------   ------
                                                                (0.6)    33.3     60.6
  Corporate.................................................   (21.9)    (3.8)    (3.5)
  Interest expense, net.....................................    (1.8)    (1.6)    (1.4)
                                                              ------   ------   ------
                                                               (24.3)    27.9     55.7
                                                              ======   ======   ======
(LOSS) INCOME FROM CONTINUING OPERATIONS....................   (15.3)    17.1     34.9
INCOME FROM DISCONTINUED OPERATIONS.........................    42.3     82.8     89.4
                                                              ------   ------   ------
NET INCOME..................................................  $ 27.0   $ 99.9   $124.3
                                                              ======   ======   ======
EARNINGS PER SHARE:
  Basic:
     (Loss) income from continuing operations...............  $ (.37)  $  .42   $  .85
     Discontinued operations................................    1.03     2.03     2.19
                                                              ------   ------   ------
     Net income.............................................  $  .66   $ 2.45   $ 3.04
                                                              ======   ======   ======
  Diluted:
     (Loss) income from continuing operations...............  $ (.37)  $  .42   $  .85
     Discontinued operations................................    1.03     2.03     2.18
                                                              ------   ------   ------
     Net income.............................................  $  .66   $ 2.45   $ 3.03
                                                              ======   ======   ======

     National Service Industries posted revenues of $563.3 million for the fiscal year ended August 31, 2001 representing a $16.6 million increase from the prior year, primarily in the textile rental segment. Revenues in 2000 were $546.7 million, representing a 6.4 percent increase in comparison to 1999, with revenues from both segments contributing to the increase. The fiscal 2001 loss from continuing operations represents a decrease in net income of $32.4 million compared to last year. The significant decrease in operating profit during the current fiscal year related to numerous factors including a weakening economy, higher medical and casualty insurance costs, restructuring charges and asset impairments, and a charge associated with estimated uninsured settlements and other related costs associated with the Company's asbestos litigation.

  TEXTILE RENTAL SEGMENT

     Textile rental segment revenues, representing all of the Company's service revenues, increased 4.1 percent during 2001 to $334.8 million, as a result of additional volume associated with several new large customer accounts, price increases, and revenues associated with acquired businesses. Fiscal 2001 operating profit was $12.6 million compared to last year's operating profit of $28.2 million. Higher employee medical and casualty insurance costs, increased labor and energy costs, a sales tax audit assessment, and severance and restructuring costs, partially offset by a gain related to a reduction in the segment's environmental liabilities, were primarily responsible for the decrease in fiscal 2001 operating profit.

     During the second quarter of 2001, management performed a review of the environmental liabilities recorded in connection with the textile rental segment's 1997 uniform plants divestiture. Based on the advice of the Company's environmental experts, the Company decreased its estimates for certain environmental exposures and, as a result, reduced the related liability and recorded a gain of approximately $2.1 million. The gain is included in "Gain on sale of businesses" in the accompanying "Consolidated Statements of Income."

     During the fourth quarter of fiscal 2001, management took actions to better position the segment for the future. These actions included a $1.2 million pretax charge related to the termination of 216 home office and field operations employees, all of whom were terminated prior to the end of the fiscal year. None of the accrual had been paid to employees as of August 31, 2001. Additionally, the segment sold two linen facilities resulting in a pre-tax loss of $0.3 million. Management plans to close two additional facilities, whose business would continue to be serviced by other existing facilities. The cost to close these facilities is estimated to be between $6.0 million and $7.0 million. Management expects to finalize it plans and complete the transfer of business to the other existing facilities during the first quarter of fiscal 2002, at which time the Company would record these restructure costs.

     The losses resulting from the restructuring activities and impairments in 2001 are included in "Restructuring expense, asset impairments, and other charges (income)" in the "Consolidated Statements of Income."

     Revenues during 2000 increased 4.0 percent to $321.5 million as a result of several small acquisitions and growth in the segment's core business. Operating profit decreased $14.7 million during this period as a result of unusual gains included in 1999 results that were not repeated in 2000. The unusual gains related to the 1997 uniform plants divestiture, 1997 restructuring activities, and other gains associated with the sale of businesses. Excluding the unusual gains, fiscal 2000 operating profit increased by $3.8 million as a result of the increase in revenue, lower workers compensation expense, and productivity improvements, offset somewhat by increased fuel costs.

  ENVELOPE SEGMENT

     Envelope segment revenues remained essentially flat with last year as higher sales volumes to strategic partners during the first quarter were offset by lower volumes in the courier and direct mail markets throughout the remainder of the year. Operating profit decreased by $18.3 million to a loss of $13.2 million. Contributing to the fiscal 2001 loss were $10.9 million in pretax charges, which included

$4.9 million of charges associated with closing four facilities, $3.4 million for the write-off of non-performing assets, and $2.6 million for inventory obsolescence. In addition, the segment experienced higher medical and casualty insurance costs, higher raw materials costs during the first half of the year, and costs related to reorganizing the Miami, Florida manufacturing facility.

     During the fourth quarter of fiscal 2001, management finalized its plans to restructure its operations to better position the segment for a continued near-term economic slowdown. Accordingly, the segment recorded a charge of $4.9 million related to its restructure activities. This charge was comprised of $1.9 million associated with terminating 151 manufacturing and salaried employees, all of whom were terminated prior to the end of the fiscal year, $1.6 million in exit expenses to close and consolidate facilities, and $1.4 million in impairments related to equipment located in the closed facilities. As of August 31, 2001, approximately $0.1 million of the accrual for severance costs had been paid to employees. Exit expenses primarily include costs of lease terminations, costs to dispose of facilities, and other union-related costs associated with closing the facilities. Impairments were recognized for those assets where the sum of the estimated undiscounted future cash flows was less than the carrying amount of the assets. Fair market values were determined based on expected future cash flows discounted at the Company's cost of capital.

     Unrelated to the restructure activities discussed above, the envelope segment also recorded a charge of $3.4 million primarily related to certain costs associated with the implementation of an enterprise-wide software package. During fiscal 2001, management decided to materially alter the operating methodology of the system. This change in methodology required an extensive reconfiguration of the base software and all the processes associated with the operating system.

     The losses resulting from the restructuring activities and impairments in 2001 are included in "Restructuring expense, asset impairments, and other charges (income)" and the charge related to inventory obsolescence was included in "Cost of products sold" in the "Consolidated Statements of Income."

     Envelope segment revenues increased $20.7 million, or 10.1 percent, during 2000 due to acquisitions during fiscal 1999 and growth in the segment's core business. Operating profit decreased $12.6 million to $5.1 million as a result of lower average margins from prior year acquisitions and higher paper prices, labor costs, and costs associated with initiatives to improve future productivity. In addition, fiscal 1999 operating profit included a $2.0 million pretax gain on the sale of Techno-Aide/Stumb Metal Products.

  CORPORATE

     Allocated corporate expenses in 2001 increased $18.1 million primarily due to a $16.1 million charge during the fourth quarter largely related to an increased allocated share of asbestos-related settlements previously reached by the Center for Claims Resolution on behalf of its members for which insurance coverage is uncertain. See Note 6: Commitments and Contingencies in the Notes to the Consolidated Financial Statements for a discussion of the Company's legal proceedings. In addition, allocated corporate expenses were higher due to increased employee medical and casualty insurance costs and higher costs related to strategic and operational initiatives. Allocated corporate expenses in 2000 approximated those in 1999. Interest expense remained relatively flat during fiscal years 2001, 2000, and 1999.

     As reported, corporate expenses represent an allocation of total Company corporate expenses using allocation methodologies believed reasonable by management. The Company anticipates that future corporate expenses will be higher than the allocated amounts.

ENVIRONMENTAL MATTERS

     See Note 6: Commitments and Contingencies in the Notes to the Consolidated Financial Statements for a discussion of environmental matters.

OUTLOOK

     Management continues to execute its strategic plan to grow internally. Fiscal 2002 sales from the existing businesses are expected to remain in line with fiscal 2001 results due to a forecasted continuing weak economy. Excluding discontinued operations and future restructuring charges, management expects the Company to earn between 15 to 20 cents per share. This forecast includes the anticipated impact of the adoption of the recent accounting standard that no longer requires companies to amortize goodwill as well as a higher tax rate of 40 percent due to the loss of certain state tax benefits. The Company is planning to close two additional linen facilities, whose business would be serviced by other existing facilities. The cost to close these facilities is expected to be between $6.0 million and $7.0 million. Additionally, the Company expects to record a pretax charge of approximately $19.0 million upon completion of the spin-off transaction.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     Certain information contained herein constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are inherently uncertain and involve risks. Consequently, actual results may differ materially from those indicated by the forward-looking statements. Statements that may be considered forward-looking include statements concerning: (a) management's expectations with regard to projected capital expenditures and future cash flows; (b) the material terms of Acuity's financing arrangements subsequent to the spin-off; (c) the timing of and estimated costs associated with management's plans to close two additional textile rental facilities; (d) the Company's expectations or beliefs with respect to the outcome and impact of environmental issues and legal proceedings on the Company's business, financial condition, or results of operations; (e) the expected benefit of management's actions to better position the textile rental and envelope businesses for the future; (f) expected future revenue and earnings per share; (g) the expected $19.0 million pretax charge associated with the spin-off transaction; (h) expectations regarding an economic slowdown; and
(i) anticipated future corporate expenses. A variety of risks and uncertainties could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties include without limitation the following: (a) the uncertainty of general business and economic conditions, including fluctuations in commodity and raw materials prices and interest rate changes; (b) unexpected developments or outcomes in the Company's legal or environmental proceedings; (c) the Company's ability to realize the anticipated benefits of strategic initiatives related to increased productivity, new product development, technological advances, cost synergies, and the achievement of sales growth across the business segments; and (d) underlying assumptions or expectations related to the spin-off transaction proving to be inaccurate or unrealized.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURES ABOUT MARKET RISK

     The Company believes that its exposure to market risks that may impact the "Consolidated Balance Sheets," "Consolidated Statements of Income," and "Consolidated Statements of Cash Flows" primarily relate to changing interest rates and commodity prices. The Company does not enter into derivative arrangements for trading or speculative purposes.

  INTEREST RATES

     The Company's credit line and fixed-rate notes are subject to interest rate fluctuations. These fluctuations expose the Company to changes in interest expense, cash flows, and the fair market value of the instruments. The Company's variable-rate debt amounted to $2.0 million at August 31, 2001. Based on outstanding borrowings at year end, a 10 percent adverse change in effective market interest rates at August 31, 2001 would result in an immaterial amount of additional interest expense.

  COMMODITY PRICE RISK

     From time to time, the Company's textile rental segment enters into arrangements locking in for specified periods the prices the Company will pay for the volume of natural gas to which the contract relates. The contracts are structured to reduce the segment's exposure to changes in the price of natural gas. However, these contracts also limit the benefit the segment might have otherwise received from decreases in the price of natural gas. The Company does not believe a 10 percent adverse change in market rates of natural gas would have a material impact on its "Consolidated Balance Sheets" or "Consolidated Statements of Income."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Management........................................   14
Report of Independent Public Accountants....................   15
Consolidated Balance Sheets -- August 31, 2001 and 2000.....   16
Consolidated Statements of Income for the years ended August
  31, 2001, 2000, and 1999..................................   17
Consolidated Statements of Stockholders' Equity and
  Comprehensive Income for the years ended August 31, 2001,
  2000, and 1999............................................   18
Consolidated Statements of Cash Flows for the years ended
  August 31, 2001, 2000, and 1999...........................   19
Notes to Consolidated Financial Statements..................   20

                              REPORT OF MANAGEMENT

                       NATIONAL SERVICE INDUSTRIES, INC.

     The management of National Service Industries, Inc. is responsible for the integrity and objectivity of the financial information in this annual report. These financial statements are prepared in conformity with generally accepted accounting principles, using informed judgments and estimates where appropriate. Where applicable, the information in other sections of this report is consistent with the financial statements. The Company maintains a system of internal controls and accounting policies and procedures designed to provide reasonable assurance that assets are safeguarded and transactions are executed and recorded in accordance with management's authorization. The audit committee of the Board of Directors, composed entirely of outside directors, is responsible for monitoring the Company's accounting and reporting practices. The audit committee meets regularly with management, the internal auditors, and the independent public accountants to review the work of each and to assure that each performs its responsibilities. Both the internal auditors and Arthur Andersen LLP have unrestricted access to the audit committee allowing open discussion, without management's presence, on the quality of financial reporting and the adequacy of internal accounting controls.

       James S. Balloun                 Brock A. Hattox              Robert R. Burchfield
   Chairman, President, and      Executive Vice President and    Vice President and Controller
    Chief Executive Officer         Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of National Service Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of National Service Industries, Inc. (a Delaware corporation) and subsidiaries as of August 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended August 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Service Industries, Inc. and subsidiaries as of August 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2001 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Atlanta, Georgia
November 29, 2001

                       NATIONAL SERVICE INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    AUGUST 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                               (IN THOUSANDS, EXCEPT
                                                                    SHARE DATA)
ASSETS
Current Assets:
  Receivables, less reserves for doubtful accounts of $1,798
    in 2001 and $739 in 2000................................  $   60,406   $   61,291
  Inventories, at the lower of cost (on a first-in,
    first-out basis) or market..............................      19,195       20,723
  Linens in service, net of amortization....................      56,910       57,162
  Deferred income taxes.....................................       9,138           --
  Prepayments...............................................      11,300        3,058
  Insurance receivable (Note 6).............................      28,616           --
  Other current assets......................................         804          156
                                                              ----------   ----------
        Total Current Assets................................     186,369      142,390
Property, Plant, and Equipment, at cost:
  Land......................................................      12,775       13,607
  Buildings and leasehold improvements......................      57,433       58,845
  Machinery and equipment...................................     258,344      258,537
                                                              ----------   ----------
        Total Property, Plant, and Equipment................     328,552      330,989
  Less -- Accumulated depreciation and amortization.........     157,507      148,958
                                                              ----------   ----------
  Property, Plant, and Equipment - net......................     171,045      182,031
Other Assets:
  Goodwill and other intangibles (Note 1)...................      37,061       38,685
  Insurance receivable (Note 6).............................      66,574           --
  Other.....................................................      37,049       35,798
                                                              ----------   ----------
        Total Other Assets..................................     140,684       74,483
  Net assets of discontinued operations (Note 2)............     400,296      455,543
                                                              ----------   ----------
        Total Assets........................................  $  898,394   $  854,447
                                                              ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt......................  $    1,011   $      201
  Commercial paper..........................................          --        1,075
  Notes payable.............................................       1,999           --
  Accounts payable..........................................      28,164       26,901
  Accrued salaries, commissions, and bonuses................       7,050        8,905
  Current portion of self-insurance reserves................       3,119        2,540
  Environmental reserve (Note 6)............................       7,291       10,125
  Litigation reserve (Note 6)...............................      30,453        1,787
  Deferred income taxes.....................................          --        5,346
  Other accrued liabilities.................................      19,561       19,824
                                                              ----------   ----------
        Total Current Liabilities...........................      98,648       76,704
Long-Term Debt, less current maturities.....................       1,990        3,724
                                                              ----------   ----------
Deferred Income Taxes.......................................      32,431       59,251
                                                              ----------   ----------
Self-Insurance Reserves, less current portion...............      12,477       19,394
                                                              ----------   ----------
Litigation Reserve (Note 6).................................      82,917        7,148
                                                              ----------   ----------
Other Long-Term Liabilities.................................       7,303        7,016
                                                              ----------   ----------
Commitments and Contingencies (Note 6)
Stockholders' Equity:
  Series A participating preferred stock, $.05 stated value,
    500,000 shares authorized, none issued
  Preferred stock, no par value, 500,000 shares authorized,
    none issued
  Common stock, $1 par value, 120,000,000 shares authorized,
    57,918,978 shares issued in 2001 and 2000...............      57,919       57,919
  Paid-in capital...........................................      29,421       29,657
  Retained earnings.........................................     995,537    1,022,974
  Unearned compensation on restricted stock (Note 5)........        (880)          --
  Accumulated other comprehensive income items..............         (43)         (37)
                                                              ----------   ----------
                                                               1,081,954    1,110,513
  Less -- Treasury stock, at cost (16,693,197 shares in 2001
    and 17,090,414 shares in 2000)..........................     419,326      429,303
                                                              ----------   ----------
        Total Stockholders' Equity..........................     662,628      681,210
                                                              ----------   ----------
        Total Liabilities and Stockholders' Equity..........  $  898,394   $  854,447
                                                              ==========   ==========

        The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       NATIONAL SERVICE INDUSTRIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                       YEAR ENDED AUGUST 31,
                                                              ---------------------------------------
                                                                 2001          2000          1999
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER-SHARE DATA)
Sales and Service Revenues:
  Service revenues..........................................   $334,820      $321,522      $309,115
  Net sales of products.....................................    228,462       225,190       204,510
                                                               --------      --------      --------
          Total sales and service revenues..................    563,282       546,712       513,625
                                                               --------      --------      --------
Costs and Expenses:
  Cost of services..........................................    192,664       183,867       180,770
  Cost of products sold.....................................    183,357       177,359       154,003
  Selling and administrative expenses.......................    182,106       157,121       143,989
  Amortization expense......................................      2,807         2,411         1,829
  Interest expense..........................................      1,770         1,578         1,371
  Gain on sale of businesses................................     (2,359)         (356)      (11,220)
  Restructuring expense, asset impairments, and other
     charges (income).......................................     26,073            --        (9,291)
  Other expense (income), net...............................      1,135        (3,165)       (3,562)
                                                               --------      --------      --------
          Total costs and expenses..........................    587,553       518,815       457,889
                                                               --------      --------      --------
(Loss) income before income tax (benefit) expense...........    (24,271)       27,897        55,736
Income tax (benefit) expense................................     (8,980)       10,824        20,818
                                                               --------      --------      --------
(Loss) income from continuing operations....................    (15,291)       17,073        34,918
Income from discontinued operations, net of income taxes of
  $26,848 in 2001, $52,494 in 2000, and $53,160 in 1999
  (Note 2)..................................................     42,304        82,797        89,425
                                                               --------      --------      --------
Net Income..................................................   $ 27,013      $ 99,870      $124,343
                                                               ========      ========      ========
BASIC EARNINGS PER SHARE
  (Loss) income from continuing operations..................   $   (.37)     $    .42      $    .85
  Discontinued operations...................................       1.03          2.03          2.19
                                                               --------      --------      --------
  Net income................................................   $    .66      $   2.45      $   3.04
                                                               ========      ========      ========
          Basic Weighted Average Number of Shares
            Outstanding.....................................     41,068        40,708        40,899
DILUTED EARNINGS PER SHARE
  (Loss) income from continuing operations..................   $   (.37)     $    .42      $    .85
  Discontinued operations...................................       1.03          2.03          2.18
                                                               --------      --------      --------
  Net income................................................   $    .66      $   2.45      $   3.03
                                                               ========      ========      ========
          Diluted Weighted Average Number of Shares
            Outstanding.....................................     41,068        40,727        41,093

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                       NATIONAL SERVICE INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                                                                                UNEARNED
                                                                              COMPENSATION    ACCUMULATED
                                                                                   ON            OTHER
                             COMPREHENSIVE   COMMON    PAID-IN    RETAINED     RESTRICTED    COMPREHENSIVE   TREASURY
                                INCOME        STOCK    CAPITAL    EARNINGS       STOCK       INCOME ITEMS      STOCK      TOTAL
                             -------------   -------   -------   ----------   ------------   -------------   ---------   --------
                                                       (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)
BALANCE, AUGUST 31, 1998...                  $57,919   $28,521   $  903,974     $    --          $(43)       $(400,156)  $590,215
 Comprehensive income:
   Net income..............    $124,343           --        --      124,343          --            --               --    124,343
   Other comprehensive
     income, net of tax:
     Minimum pension
       liability adjustment
       (net of tax of
       $4).................           9           --        --           --          --             9               --          9
                               --------
       Comprehensive
         income............    $124,352
                               ========
 Treasury stock
   purchased(1)............                       --        --           --          --            --          (41,954)   (41,954)
 Stock options
   exercised(2)............                       --        58           --          --            --              435        493
 Treasury stock issued in
   connection with
   acquisition(3)..........                       --       200           --          --            --              645        845
 Employee Stock Purchase
   Plan issuances(4).......                       --       276           --          --            --            2,795      3,071
 Cash dividends of $1.27
   per share paid on common
   stock...................                       --        --      (51,856)         --            --               --    (51,856)
                                             -------   -------   ----------     -------          ----        ---------   --------
BALANCE, AUGUST 31, 1999...                   57,919    29,055      976,461          --           (34)        (438,235)   625,166
 Comprehensive income:
   Net income..............    $ 99,870           --        --       99,870          --            --               --     99,870
   Other comprehensive
     income, net of tax:
     Minimum pension
       liability adjustment
       (net of tax of
       $1).................          (3)          --        --           --          --            (3)              --         (3)
                               --------
       Comprehensive
         income............    $ 99,867
                               ========
 Stock options
   exercised(5)............                       --        98           --          --            --              643        741
 Treasury stock issued in
   connection with Long-
   Term Incentive
   Program(6)..............                       --     1,245           --          --            --            4,422      5,667
 Employee Stock Purchase
   Plan issuances(7).......                       --      (741)          --          --            --            3,867      3,126
 Cash dividends of $1.31
   per share paid on common
   stock...................                       --        --      (53,357)         --            --               --    (53,357)
                                             -------   -------   ----------     -------          ----        ---------   --------
BALANCE, AUGUST 31, 2000...                   57,919    29,657    1,022,974          --           (37)        (429,303)   681,210
 Comprehensive income:
   Net income..............    $ 27,013           --        --       27,013          --            --               --     27,013
   Other comprehensive
     income, net of tax:
     Minimum pension
       liability adjustment
       (net of tax of
       $3).................          (6)          --        --           --          --            (6)              --         (6)
                               --------
       Comprehensive
         income............    $ 27,007
                               ========
 Stock options
   exercised(8)............                       --       (14)          --          --            --               48         34
 Treasury stock issued in
   connection with Long-
   Term Incentive
   Program(9)..............                       --      (963)          --          --            --            4,600      3,637
 Restricted stock issued in
   connection with
   Long-Term Incentive
   Program(10).............                       --        (9)          --      (1,195)           --            1,204         --
 Amortization and
   forfeitures of
   restricted stock
   grants..................                       --        --           --         315            --               --        315
 Issuance of compensatory
   stock options...........                       --     1,855           --          --            --               --      1,855
 Employee Stock Purchase
   Plan issuances(11)......                       --    (1,105)          --          --            --            4,125      3,020
   Cash dividends of $1.32
     per share paid on
     common stock..........                       --        --      (54,450)         --            --               --    (54,450)
                                             -------   -------   ----------     -------          ----        ---------   --------
BALANCE, AUGUST 31, 2001...                  $57,919   $29,421   $  995,537     $  (880)         $(43)       $(419,326)  $662,628
                                             =======   =======   ==========     =======          ====        =========   ========

---------------

(1) 1,153,099 shares, (2) 21,357 shares, (3) 26,495 shares, (4) 112,835 shares,
(5) 29,350 shares, (6) 176,033 shares, (7) 153,955 shares, (8) 1,945 shares,
(9) 183,124 shares, (10) 47,920 shares, (11) 164,228 shares.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       NATIONAL SERVICE INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED AUGUST 31,
                                                             ---------------------------------
                                                               2001        2000        1999
                                                             ---------   ---------   ---------
                                                                      (IN THOUSANDS)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
  Net (loss) income from continuing operations.............  $ (15,291)  $  17,073   $  34,918
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization.........................     27,633      25,227      22,526
     Provision for losses on accounts receivable...........      2,345       2,125         906
     Loss (gain) on the sale of property, plant, and
       equipment...........................................        996      (1,098)     (1,168)
     Gain on sale of businesses............................     (2,359)       (356)    (11,220)
     Restructuring expense, asset impairments, and other
       charges (income)....................................     26,073           -      (9,291)
     Change in assets and liabilities net of effect of
       acquisitions and divestitures --
       Receivables.........................................     (1,484)     (4,126)     (5,046)
       Inventories and linens in service, net..............        786       1,940      (1,478)
       Deferred income taxes...............................    (41,304)     (1,343)     35,695
       Prepayments and other current assets................    (13,946)         93      (2,309)
       Accounts payable and accrued liabilities............     (5,358)      2,000      (1,062)
       Self-insurance reserves and other long-term
          liabilities......................................     (7,228)       (648)     (3,585)
                                                             ---------   ---------   ---------
          Net Cash (Used for) Provided by Continuing
            Operations.....................................    (29,137)     40,887      58,886
          Net Cash Provided by Discontinued Operations.....    105,187      69,296      72,970
                                                             ---------   ---------   ---------
          Net Cash Provided by Operating Activities........     76,050     110,183     131,856
                                                             ---------   ---------   ---------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
  Purchases of property, plant, and equipment..............    (23,053)    (45,485)    (33,730)
  Sale of property, plant, and equipment...................      1,289       1,948       3,619
  Sale of businesses.......................................      4,888           -      11,962
  Acquisitions.............................................     (5,596)    (10,130)    (19,762)
  Change in other assets...................................     (2,182)     (7,026)     (4,390)
                                                             ---------   ---------   ---------
          Net Cash Used for Investing Activities...........    (24,654)    (60,693)    (42,301)
                                                             ---------   ---------   ---------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES
  Issuance (purchase) of treasury stock, net...............      3,054       3,867     (38,390)
  Cash dividends paid......................................    (54,450)    (53,357)    (51,856)
                                                             ---------   ---------   ---------
          Net Cash Used for Financing Activities...........    (51,396)    (49,490)    (90,246)
                                                             ---------   ---------   ---------
Net Change in Cash and Cash Equivalents....................         --          --        (691)
Cash and Cash Equivalents at Beginning of Year.............         --          --         691
                                                             ---------   ---------   ---------
Cash and Cash Equivalents at End of Year...................  $      --   $      --   $      --
                                                             =========   =========   =========
Supplemental Cash Flow Information:
     Income taxes paid during the year.....................  $  68,348   $  66,705   $  40,799
     Interest paid during the year.........................     45,186      43,977      15,660
Noncash Investing and Financing Activities:
     Treasury shares issued under long-term incentive
       plan................................................  $   3,637   $   5,667   $      --

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       NATIONAL SERVICE INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA OR AS OTHERWISE INDICATED)

NOTE 1:  SUMMARY OF ACCOUNTING POLICIES

  DESCRIPTION OF BUSINESS

     The Company's continuing operations are in two business segments -- textile rental and envelope -- each of which is a leading competitor in its respective market. The textile rental segment provides linens and dust control products to healthcare, lodging, and dining customer segments in the United States. The envelope segment produces business and specialty envelopes and office products in the United States. The envelope segment's customers include major airlines, banks, credit card companies and express delivery companies.

  REVENUE RECOGNITION

     The Company records revenues as products are shipped or as services are rendered.

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and all subsidiaries after elimination of significant intercompany transactions and accounts.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In particular, as further discussed in Note 6:
Commitments and Contingencies, the Company has made significant estimates related to the ultimate resolution of numerous asserted and unasserted claims, as well as the ultimate reimbursement for these claims from its insurers. Actual results could differ from those estimates.

  CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

     Cash in excess of daily requirements is invested in time deposits and marketable securities and is included in the accompanying balance sheets at market value. The Company considers time deposits and marketable securities purchased with an original maturity of three months or less to be cash equivalents. Investments purchased with a maturity of more than three months and less than a year are considered short-term investments. There were no short-term investments at August 31, 2001 and 2000, and all cash balances have been attributed to discontinued operations.

  CONCENTRATIONS OF CREDIT RISK

     Concentrations of credit risk with respect to receivables are limited due to the wide variety of customers and markets using the Company's products and services, as well as their dispersion across many different geographic areas. As a result, as of August 31, 2001, the Company does not consider itself to have any significant concentrations of credit risk.

                       NATIONAL SERVICE INDUSTRIES, INC.

  INVENTORIES AND LINENS IN SERVICE

     Inventories are valued at the lower of cost (on a first-in, first-out basis) or market and consisted of the following at August 31, 2001 and 2000:

                                                               2001      2000
                                                              -------   -------
Raw materials and supplies..................................  $ 6,716   $ 5,477
Work in progress............................................      817       585
Finished goods..............................................   11,662    14,661
                                                              -------   -------
                                                              $19,195   $20,723
                                                              =======   =======

     Linens in service are recorded at cost and are generally amortized over their estimated useful lives of 15 to 50 months.

  GOODWILL AND OTHER INTANGIBLES

     The following table summarizes net goodwill and intangible assets including the useful life associated with each as of August 31:

                                                                            USEFUL LIFE
                                                         2001      2000     (IN YEARS)
                                                        -------   -------   -----------
Goodwill..............................................  $28,432   $29,648   10-30
Customer lists........................................    7,866     7,964   7
Other.................................................      763     1,073   3-5
                                                        -------   -------
                                                        $37,061   $38,685
                                                        =======   =======

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset are not sufficient to recover the unamortized balance of the asset. An impairment loss would be recognized based on the difference between the carrying value of the asset and the estimated fair value, which would be determined based on either the discounted future cash flows or other appropriate fair value methods. If the asset being tested for recoverability was acquired in a business combination, intangible assets and goodwill resulting from the acquisition that are related to the asset are included in the assessment. The Company also evaluates the amortization periods assigned to its intangible assets to determine whether events or circumstances warrant revised estimates of useful lives.

  DEPRECIATION

     For financial reporting purposes, depreciation is determined principally on a straight-line basis using estimated useful lives of plant and equipment (33 years for buildings and 3 to 16 years for machinery and equipment) while accelerated depreciation methods are used for income tax purposes. Leasehold improvements are amortized over the life of the lease or the useful life of the improvement, whichever is shorter.

  RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred. Research and development expenses amounted to $749, $536, and $415 during 2001, 2000, and 1999, respectively.

                       NATIONAL SERVICE INDUSTRIES, INC.

  POSTRETIREMENT HEALTHCARE AND LIFE INSURANCE BENEFITS

     Substantially all of the Company's retiree medical plans are financed entirely by retiree contributions; therefore, the Company has no liability in connection with them. Several programs provide limited retiree life insurance and medical benefits. The liability for these plans is not material.

  POSTEMPLOYMENT BENEFITS

     Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," requires the accrual of the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. The Company's accrual, which is not material, relates primarily to severance agreements and the liability for life insurance coverage for certain eligible employees.

  OTHER EXPENSE (INCOME), NET

     Other expense (income), net, is comprised primarily of gains or losses resulting from the sale of fixed assets.

  FREIGHT BILLED TO CUSTOMERS AND FREIGHT EXPENSE

     In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." Specifically, EITF 00-10 addresses how the seller of goods should classify amounts billed to a customer for shipping and handling. The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling represents revenues earned for the goods provided and should be classified as revenue. The Company adopted EITF 00-10 in fiscal 2001. Historically, the Company netted certain shipping and handling revenues charged to customers in selling and administrative expenses, and such amounts have been reclassified for all periods presented. The adoption of EITF 00-10 resulted in an increase in sales and a corresponding increase in selling and administrative expenses of $4,383, $3,242, and $2,781 for the fiscal years ended August 31, 2001, 2000, and 1999, respectively, with no impact on net income. The Company includes freight expense in selling and administrative expenses. Freight expense amounted to $8,574, $8,232 and $6,945 in fiscal 2001, 2000, and 1999, respectively.

  ACCOUNTING STANDARDS YET TO BE ADOPTED

     In July 2001, the FASB issued Statement No. 141 ("SFAS 141"), "Business Combinations," and Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 eliminates pooling of interest accounting and requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. SFAS 142 eliminates the amortization of goodwill and certain other intangible assets and requires the Company to evaluate goodwill for impairment on an annual basis by applying a fair value test. SFAS 142 also requires that an identifiable intangible asset which is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value-based approach.

     The Company will adopt SFAS 142 effective September 1, 2001. As a result, the amortization of existing goodwill and intangibles with indefinite useful lives will cease on August 31, 2001, which will result in an estimated decrease in amortization expense of approximately $975 during fiscal 2002. However, the Company will be required to test its goodwill and intangibles with indefinite useful lives for impairment under the new standard beginning in the first quarter of fiscal 2002, which could have an adverse effect on the Company's future results of operations if these assets are deemed impaired.

                       NATIONAL SERVICE INDUSTRIES, INC.

  RECLASSIFICATIONS

     Certain prior period amounts in the financial statements and notes have been reclassified to conform with the 2001 presentation.

NOTE 2:  DISCONTINUED OPERATIONS

     On November 7, 2001, the Company's board of directors approved the spin-off of its lighting equipment and chemicals businesses into a separate publicly-traded company with its own management and board of directors. The spin-off will be effected on November 30, 2001 through a tax-free distribution of 100% of the outstanding shares of common stock of Acuity Brands, Inc. ("Acuity"), a wholly-owned subsidiary of the Company operating the lighting equipment and chemicals businesses. Each NSI stockholder of record as of November 16, 2001, the record date for the distribution, will receive one share of Acuity common stock for each share of NSI common stock held at that date.

     As a result of the November 2001 spin-off, the Company's August 31, 2001 financial statements have been prepared with these businesses' net assets, results of operations, and cash flows presented as discontinued operations. All historical statements have been restated to conform with this presentation.

     Summarized financial information for discontinued operations is as follows (in thousands):

                                                                   AUGUST 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
Current Assets..............................................  $ 559,116   $ 620,979
Property, Plant, and Equipment -- net.......................    248,423     245,028
Goodwill and Other Intangibles..............................    468,944     497,324
Other Long-Term Assets......................................     54,092      59,549
Current Liabilities.........................................   (442,067)   (465,594)
Long-Term Debt, less current maturities.....................   (373,707)   (380,518)
Other Long-Term Liabilities.................................   (131,503)   (133,966)
Accumulated other comprehensive income items................     16,998      12,741
                                                              ---------   ---------
Net assets of discontinued operations.......................  $ 400,296   $ 455,543
                                                              =========   =========

     A summary of the operating results of the discontinued operations is as follows:

                                                        YEAR ENDED AUGUST 31,
                                                 ------------------------------------
                                                    2001         2000         1999
                                                 ----------   ----------   ----------
Sales..........................................  $1,982,700   $2,023,644   $1,701,568
                                                 ==========   ==========   ==========
Income before provision for income taxes.......  $   69,152   $  135,291   $  142,585
Provision for income taxes.....................      26,848       52,494       53,160
                                                 ----------   ----------   ----------
Net income.....................................  $   42,304   $   82,797   $   89,425
                                                 ==========   ==========   ==========

     In conjunction with the spin-off, the Company and Acuity will enter into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation, including a distribution agreement, a tax disaffiliation agreement, an employee benefits agreement, and a transition services agreement.

     In addition, Acuity and NSI will enter into a put option agreement, whereby NSI will have the option to require Acuity to purchase the property where NSI's corporate headquarters are located for a purchase price

                       NATIONAL SERVICE INDUSTRIES, INC.

equal to 85 percent of the agreed-upon fair market value of the property. This put option will commence on June 1, 2002 and expire on May 31, 2003.

NOTE 3:  PENSION AND PROFIT SHARING PLANS

     The Company has several pension plans covering hourly and salaried employees. Benefits paid under these plans are based generally on employees' years of service and/or compensation during the final years of employment. The Company makes annual contributions to the plans to the extent indicated by actuarial valuations. Plan assets are invested primarily in equity and fixed income securities.

     The following tables reflect the status of the Company's pension plans at August 31, 2001 and 2000:

                                                               2001      2000
                                                              -------   -------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year.....................  $53,542   $53,018
Service cost................................................    1,482     1,637
Interest cost...............................................    4,270     3,862
Actuarial loss..............................................    5,784       872
Benefits paid...............................................   (4,210)   (5,946)
Other.......................................................   (1,136)       99
                                                              -------   -------
Benefit obligation at end of year...........................  $59,732   $53,542
                                                              =======   =======
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year..............  $82,323   $80,510
Actual return on plan assets................................    1,185     7,427
Employer contributions......................................      199        42
Employee contributions......................................      144       290
Benefits paid...............................................   (4,210)   (5,946)
Other.......................................................     (691)       --
                                                              -------   -------
Fair value of plan assets at end of year....................  $78,950   $82,323
                                                              =======   =======
FUNDED STATUS:
Funded status...............................................  $19,218   $28,781
Unrecognized actuarial loss.................................   14,399     3,715
Unrecognized transition asset...............................   (1,577)   (2,209)
Unrecognized prior service cost.............................    1,287     1,194
                                                              -------   -------
Prepaid pension expense.....................................  $33,327   $31,481
                                                              =======   =======
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS
  CONSIST OF:
Prepaid benefit cost........................................  $34,465   $32,466
Accrued benefit liability...................................   (1,485)   (1,331)
Intangible asset............................................      279       287
Accumulated other comprehensive income......................       68        59
                                                              -------   -------
Prepaid pension expense.....................................  $33,327   $31,481
                                                              =======   =======

                       NATIONAL SERVICE INDUSTRIES, INC.

     The projected benefit obligation and accumulated benefit obligation for defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $915 and $816, respectively, as of August 31, 2001, and $1,485 and $754, respectively, as of August 31, 2000.

     Components of net periodic benefit cost for the fiscal years ended August 31, 2001, 2000, and 1999 included the following:

                                                           2001      2000      1999
                                                          -------   -------   -------
Service cost............................................  $ 1,482   $ 1,637   $ 1,914
Interest cost...........................................    4,270     3,862     3,885
Expected return on plan assets..........................   (7,653)   (7,506)   (7,831)
Amortization of prior service cost......................       90        83        86
Amortization of transitional asset......................     (625)     (837)     (862)
Recognized actuarial loss...............................      346       212        10
                                                          -------   -------   -------
Net periodic pension benefit............................  $(2,090)  $(2,549)  $(2,798)
                                                          =======   =======   =======

     Weighted average assumptions in 2001 and 2000 included the following:

                                                              2001   2000
                                                              ----   ----
Discount rate...............................................  7.75%  8.25%
Expected return on plan assets..............................  9.50%  9.50%
Rate of compensation increase...............................  4.40%  4.70%

     It is the Company's policy to adjust, on an annual basis, the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations.

     The Company also has profit sharing and 401(k) plans to which both employees and the Company contribute. At August 31, 2001, assets of the 401(k) plans included shares of the Company's common stock with a market value of approximately $3,670. The Company recorded expense related to these plans of $822 in 2001, $438 in 2000, and $221 in 1999.

                       NATIONAL SERVICE INDUSTRIES, INC.

NOTE 4:  LONG-TERM DEBT AND LINES OF CREDIT

     Long-term debt at August 31, 2001 and 2000, consisted of the following:

                                                    2001                        2000
                                          -------------------------   -------------------------
                                          CONTINUING   DISCONTINUED   CONTINUING   DISCONTINUED
                                          OPERATIONS    OPERATIONS    OPERATIONS    OPERATIONS
                                          ----------   ------------   ----------   ------------
6% notes due February 2009 with an
  effective rate of 6.04%, net of
  unamortized discount of $310 in 2001
  and $351 in 2000......................    $   --       $159,690       $   --       $159,649
8.375% notes due August 2010 with an
  effective rate of 8.398%, net of
  unamortized discount of $219 in 2001
  and $244 in 2000......................        --        199,781           --        199,756
4.3% to 8.5% other notes, payable in
  installments to 2026..................     3,001         14,593        3,925         21,113
                                            ------       --------       ------       --------
                                             3,001        374,064        3,925        380,518
Less -- Amounts payable within one year
  included in current liabilities.......     1,011            357          201             --
                                            ------       --------       ------       --------
                                            $1,990       $373,707       $3,724       $380,518
                                            ======       ========       ======       ========

     Future annual principal payments of long-term debt are as follows:

                                                              CONTINUING   DISCONTINUED
FISCAL YEAR                                                   OPERATIONS    OPERATIONS
-----------                                                   ----------   ------------
2002........................................................    $1,011       $    357
2003........................................................     1,102            341
2004........................................................       888          2,687
2005........................................................        --             --
2006........................................................        --             --
2007 and beyond.............................................        --        370,679
                                                                ------       --------
                                                                $3,001       $374,064
                                                                ======       ========

     Upon completion of the spin-off in November 2001, approximately $374,064 of long-term debt will be assumed by Acuity, leaving approximately $3,001 outstanding for the Company. The following provides a discussion of long-term debt segregated between continuing and discontinued operations.

  CONTINUING OPERATIONS

     Outstanding borrowings at August 31, 2001 included approximately $3,001 in notes payable at 8.5 percent and $1,999 in uncommitted credit facility borrowings at a weighted-average interest rate of 4.95 percent.

  DISCONTINUED OPERATIONS

     In anticipation of the spin-off, management has amended, or is in the process of amending, the following agreements which were in place for NSI as of August 31, 2001. The material terms of the agreements are expected to be consistent subsequent to the spin-off for Acuity, who will be the borrower.

                       NATIONAL SERVICE INDUSTRIES, INC.

     In May 2001, NSI entered into a three-year agreement (the "Receivables Facility") to borrow, on an ongoing basis, up to $150,000 secured by undivided interests in a defined pool of trade accounts receivable of the lighting equipment and chemical segments. At August 31, 2001, net trade accounts receivable pledged as security for the borrowings under the Receivables Facility totaled $227,754. Outstanding borrowings under the Receivables Facility at August 31, 2001 were $105,100. Interest rates under the Receivables Facility vary with commercial paper rates plus an applicable margin and the interest rate was 3.90 percent at August 31, 2001. Effective at the time of the spin-off, Acuity will assume all of NSI's borrowings and other obligations under the Receivables Facility.

     In July 1999, NSI entered into a $250,000, 364-day committed credit facility, which was renewed in June 2001 and expires in June 2002. The credit facility permits certain subsidiaries of NSI to borrow under such facility, and NSI guarantees these borrowings. Interest rates under the credit facility are based on the LIBOR rate or other rates, at NSI's option. NSI pays an annual fee on the commitments based on NSI's credit rating for unsecured long-term public debt. Outstanding borrowings under the facility at August 31, 2001 were $105,000 at an interest rate of 4.1 percent. No amounts were outstanding under the facility at August 31, 2000. This facility will be discontinued at the time of the spin-off.

     In October 2001, NSI, on behalf of Acuity, negotiated a $240,000, 364-day committed credit facility with six domestic and international banks that will become effective and will replace the Company's $250,000 credit facility at the time of the spin-off. The facility includes an option for additional lenders to enter the agreement to provide up to a total of $300,000 of commitments. The facility contains financial covenants including a leverage ratio of total indebtedness to EBITDA and an interest coverage ratio. Interest rates under the facility are based on the LIBOR rate or other rates, at Acuity's option. Acuity will pay an annual fee on the commitment based on Acuity's credit rating for unsecured long-term public debt. The principal lighting equipment subsidiary and the principal chemicals subsidiary of Acuity are guarantors of the facility.

     NSI's commercial paper program was discontinued in July 2001. Amounts outstanding under the commercial paper program were replaced by borrowings under the committed credit facility. The $236,706 outstanding under the Company's commercial paper program at August 31, 2000 had a weighted-average interest rate of 6.8 percent.

     At August 31, 2001, NSI had complimentary uncommitted lines of credit totaling $111,169 for general operating purposes, of which $16,779 is designated as multi-currency. Outstanding borrowings under the uncommitted credit facilities at August 31, 2001 were $24,666, at a weighted-average interest rate of 4.95 percent. At August 31, 2001, $74,390 in letters of credit was outstanding, primarily under the domestic uncommitted line of credit.

     In January 1999, NSI issued $160,000 in ten-year publicly traded notes bearing a coupon rate of 6.0 percent. In August 2000, NSI issued $200,000 in ten-year publicly traded notes bearing a coupon rate of 8.375 percent. The fair values of the $160,000 and $200,000 notes, based on quoted market prices, were approximately $152,016 and $219,380, respectively, at August 31, 2001. Excluding the $160,000 and $200,000 notes, long-term debt recorded in the accompanying balance sheets approximates fair value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

NOTE 5:  COMMON STOCK AND RELATED MATTERS

  SHARES AUTHORIZED

     In January 1999, the stockholders approved an amendment to the Corporation's Restated Certificate of Incorporation to increase the Corporation's authorized shares of common stock from 80,000,000 to

                       NATIONAL SERVICE INDUSTRIES, INC.

120,000,000. The additional shares will be available for potential acquisitions, stock dividends and splits, and other purposes determined by the Board of Directors to be in the best interests of the Corporation.

  SHAREHOLDER RIGHTS PLAN

     The Company has a shareholder rights plan under which one preferred stock purchase right is presently attached to and trades with each outstanding share of the Company's common stock. The plan, which was to have expired May 19, 1998, was amended in December 1997 and extended to May 19, 2008.

     The rights become exercisable and transferable apart from the common stock
(a) on the date that a person or group announces that they have acquired 15 percent or more of the Company's common stock or (b) ten days after a person or group makes an unsolicited offer to acquire beneficial ownership of, or the right to obtain beneficial ownership of, 15 percent or more of the Company's common stock (unless such date is extended by the Board of Directors) or (c) 20 business days before the date on which a business combination is reasonably expected to be consummated involving a person who, if the business combination is consummated, has or would acquire beneficial ownership of, or the right to obtain beneficial ownership of, 15 percent or more of the Company's common stock and that person has directly or indirectly nominated a director of the Company at the time the business combination is considered. The rights are not triggered if the Board of Directors is notified that reaching the trigger threshold was inadvertent and divestiture of sufficient stock is thereafter made. Once exercisable, each right entitles the holder to purchase one one-thousandth share of Series A Participating Preferred Stock at an exercise price of $160, subject to adjustment to prevent dilution. The rights have no voting power and, until exercised, no dilutive effect on net income per common share. The rights expire on May 19, 2008, and are redeemable under certain circumstances.

     If a person acquires 15 percent ownership, except in an offer approved under the plan by a majority of the nonemployee directors, each right not owned by the acquirer or related parties will entitle its holder to purchase, at the right's exercise price, common stock or common stock equivalents having a market value immediately prior to the triggering of the right of twice that exercise price. In addition, after an acquirer obtains 15 percent ownership, if the Company is involved in certain mergers, business combinations, or asset sales, each right not owned by the acquirer or related persons will entitle its holder to purchase, at the right's exercise price, shares of common stock of the other party to the transaction having a market value immediately prior to the triggering of the right of twice that exercise price.

  PREFERRED STOCK

     The Company has 1,000,000 shares of preferred stock authorized, 500,000 of which have been reserved for issuance under the shareholder rights plan. No shares of preferred stock had been issued at August 31, 2001 and 2000.

                       NATIONAL SERVICE INDUSTRIES, INC.

  EARNINGS PER SHARE

     The following table represents a reconciliation of basic and diluted earnings per share at August 31:

                                                        2001       2000       1999
                                                      --------   --------   --------
Basic weighted average shares outstanding
  (thousands).......................................    41,068     40,708     40,899
Add: Shares of common stock assumed issued upon
  exercise of dilutive stock options (thousands)....        --         19        194
                                                      --------   --------   --------
Diluted weighted average shares outstanding
  (thousands).......................................    41,068     40,727     41,093
                                                      ========   ========   ========
(Loss) income from continuing operations............  $(15,291)  $ 17,073   $ 34,918
Income from discontinued operations, net of tax.....    42,304     82,797     89,425
                                                      --------   --------   --------
Net income..........................................  $ 27,013   $ 99,870   $124,343
                                                      ========   ========   ========
Earnings per Share:
  Basic:
     (Loss) income from continuing operations.......  $   (.37)  $    .42   $    .85
     Income from discontinued operations............      1.03       2.03       2.19
                                                      --------   --------   --------
     Net income.....................................  $    .66   $   2.45   $   3.04
                                                      ========   ========   ========
  Diluted:
     (Loss) income from continuing operations.......  $   (.37)  $    .42   $    .85
     Income from discontinued operations............      1.03       2.03       2.18
                                                      --------   --------   --------
     Net income.....................................  $    .66   $   2.45   $   3.03
                                                      ========   ========   ========

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

     Aspiration Achievement Incentive Awards were granted annually beginning in September 1996 under the Long-Term Achievement Incentive Plan. Shares may be earned and issued to participants based on a level of achievement of performance over three-year performance cycles. Amounts (credited) charged to compensation expense for 2001, 2000 and 1999 were approximately ($328), $500 and $1,100, respectively. During fiscal 2001 and 2000, 183,124 and 176,033 shares were issued under the award for the performance cycles ended August 31, 2000 and 1999, respectively. In addition, during fiscal 2001 certain participants elected to receive at-the-money options in lieu of cash or share awards. As a result, $1,855 previously accrued was reclassified to paid in capital. No shares were issued under this award as of August 31, 1999.

     Generally, the stock options granted under both long-term incentive programs become exercisable in four equal annual installments beginning one year from the date of the grant.

                       NATIONAL SERVICE INDUSTRIES, INC.

     In January 1993, stockholders approved the National Service Industries, Inc. 1992 Nonemployee Directors' Stock Option Plan. The stock options granted under that plan become exercisable one year from the date of the grant. There were 100,000 treasury shares reserved for issuance under the plan. During fiscal 2001, 2000, and 1999 15,000, 16,500 and 11,000 options were granted, respectively, under this plan.

     Under all stock option plans, the options expire ten years from the date of the grant and have an exercise price equal to the fair market value of the Company's stock on the date of the grant. At August 31, shares available for grant as options under all plans were 2,336,144 in 2001, 3,517,152 in 2000, and 694,279 in 1999, less shares required for the payment of outstanding Aspiration Achievement Incentive Awards (approximately 270,644 at August 31, 2001).

     Stock option transactions for the stock option plans and stock option agreements during the years ended August 31, 2001, 2000, and 1999 were as follows:

                                              OUTSTANDING                  EXERCISABLE
                                       --------------------------   --------------------------
                                                      WEIGHTED                     WEIGHTED
                                       NUMBER OF      AVERAGE       NUMBER OF      AVERAGE
                                        SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                                       ---------   --------------   ---------   --------------
Outstanding at August 31, 1998.......  1,744,646       $34.74         876,721       $29.05
  Granted............................    665,250        35.24
  Exercised..........................    (21,357)       27.71
  Cancelled..........................   (122,955)       39.24
                                       ---------       ------       ---------       ------
Outstanding at August 31, 1999.......  2,265,584       $34.78       1,110,084       $31.30
                                       =========       ======       =========       ======
  Granted............................  1,144,598       $27.51
  Exercised..........................    (29,350)       27.44
  Cancelled..........................    (27,533)       32.14
                                       ---------       ------       ---------       ------
Outstanding at August 31, 2000.......  3,353,299       $32.40       1,752,011       $32.28
                                       =========       ======       =========       ======
  Granted............................  1,874,163       $19.38
  Exercised..........................     (1,945)       19.75
  Cancelled..........................   (693,130)       31.26
                                       ---------       ------       ---------       ------
Outstanding at August 31, 2001.......  4,532,387       $27.17       2,188,543       $31.15
                                       =========       ======       =========       ======
Range of option exercise prices:
  Officers and other key employees --
     $19.31 -- $29.72 (average
       life -- 8.1 years)............  3,026,371       $22.46       1,013,152       $24.83
     $29.72 -- $41.61 (average
       life -- 5.5 years)............  1,094,016       $34.63         860,641       $34.56
     $41.61 -- $46.63 (average
       life -- 5.9 years)............    339,000       $44.35         255,250       $44.35
  Nonemployee directors --
     $22.13 -- $30.98 (average
       life -- 5.9 years)............     46,000       $25.99          32,500       $27.42
     $35.40 -- $44.25 (average
       life -- 4.7 years)............     27,000       $39.49          27,000       $39.49

                       NATIONAL SERVICE INDUSTRIES, INC.

     During fiscal 1997, the Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for these stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal years 2001, 2000, and 1999, consistent with the provisions of SFAS No. 123, the total Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                         2001      2000       1999
                                                        -------   -------   --------
Pro Forma Information:
  Net income..........................................  $21,452   $94,166   $120,141
  Basic earnings per share............................  $   .52   $  2.31   $   2.94
  Diluted earnings per share..........................  $   .52   $  2.31   $   2.92

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options was $5.25, $9.18, and $13.70, respectively.

     The following weighted average assumptions were used to estimate fair value:

                                                          2001       2000       1999
                                                        --------   --------   --------
Dividend yield........................................       3.5%       2.6%       2.6%
Expected volatility...................................      26.6%      24.4%      36.2%
Risk-free interest rate...............................       5.8%       6.9%       5.2%
Expected life of options..............................  10 years   10 years   10 years
Turnover rate.........................................       5.0%       5.0%       5.0%

  EMPLOYEE STOCK PURCHASE PLAN

     In 1998, stockholders approved the National Service Industries, Inc. Employee Stock Purchase Plan for the benefit of eligible employees. Under the plan, employees may purchase, through payroll deduction, the Company's common stock at a 15 percent discount. Shares are purchased quarterly at 85 percent of the lower of the fair market value of the Company's common stock on the first business day of the quarterly plan period or on the last business day of the quarterly plan period. There were 1,500,000 treasury shares reserved for purchase under the plan, of which 1,054,698 shares remain available for purchase at August 31, 2001.

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

     The fair value of the restricted shares on the date of grant is amortized ratably over the vesting period. In January 2001, the first stock price target was achieved and 51,260 restricted shares were granted. Unearned compensation of $1,195 on restricted stock was recorded in fiscal 2001 based on the market

                       NATIONAL SERVICE INDUSTRIES, INC.

value of the shares on the date of grant and is generally being amortized over four years. The unamortized balance of unearned compensation on restricted stock is included as a separate component of stockholders' equity.

     The preceding information with regards to stock based compensation related to the Company as a whole. Certain balances have been allocated to discontinued operations using allocation methodologies believed to be reasonable by management.

NOTE 6: COMMITMENTS AND CONTINGENCIES

  SELF-INSURANCE

     It is the Company's policy to self insure for certain insurable risks consisting primarily of physical loss to property; business interruptions resulting from such loss; and workers' compensation, comprehensive general, and auto liability. Insurance coverage is obtained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Based on an independent actuary's estimate of the aggregate liability for claims incurred, a provision for claims under the self-insured program is recorded and revised annually.

     The activity in the self-insurance liability for each of the years ended August 31 was as follows:

                                                         2001      2000       1999
                                                       --------   -------   --------
Reserve, beginning of period.........................  $ 21,934   $24,005   $ 27,116
Expense..............................................    10,944     5,216      2,684
Payments.............................................   (17,282)   (7,287)    (5,795)
                                                       --------   -------   --------
Reserve, end of period...............................  $ 15,596   $21,934   $ 24,005
                                                       ========   =======   ========

  LEASES

     The Company leases certain of its buildings and equipment under noncancelable lease agreements. Minimum lease payments under noncancelable leases related to continuing operations for years subsequent to August 31, 2001, are as follows: 2002 -- $2,955; 2003 -- $2,255; 2004 -- $1,926; 2005 -- $1,595;
2006 -- $1,596; after 2006 -- $5,735.

     Total rent expense was $5,582 in 2001, $4,524 in 2000, and $4,236 in 1999.

  LITIGATION

     The Company is subject to various legal claims arising in the normal course of business out of the conduct of its current and prior businesses, including patent infringement and product liability claims. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the Company's financial condition or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the Company's results of operations in a particular future period. The Company reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated for financial statement purposes. While management believes that its reserves are appropriate based on information currently available, the actual costs of resolving pending and future legal claims against the Company may differ substantially from the amounts reserved.

     Among the product liability claims to which the Company is subject are claims for personal injury or wrongful death arising from the installation and distribution of asbestos-containing insulation, primarily in the southeastern United States, by a previously divested business of the Company. Most claims against the

                       NATIONAL SERVICE INDUSTRIES, INC.

Company seek both substantial compensatory damages and punitive damages. The Company believes that many of the claims against it are without merit. The Company believes its conduct with respect to asbestos containing insulation was consistent with recognized safety standards at the relevant times, and the Company believes there is no basis for imposing punitive damages against it in connection with asbestos claims. In addition, the Company believes that it has substantial legal defenses against many of these claims, including that the Company did not manufacture any asbestos-containing building products, that the Company did not distribute or install products at certain sites where exposure is alleged, and that statutes of repose in some states bar the claims. However, there is no assurance that the Company will be successful in asserting defenses to these claims.

     Prior to February 1, 2001, the Center for Claims Resolution (the "CCR") handled the processing and settlement of claims on behalf of the Company and retained local counsel for the defense of claims. Pursuant to a written agreement among CCR members, the Company was responsible for varying percentages of defense and liability payments on a claim-by-claim basis for each claim in which it was named in accordance with predetermined sharing formulae. Substantially all of the Company's portion of those payments were paid directly by the Company's insurers. Since February 1, 2001, the Company has begun to retain trial counsel directly, rather than through the CCR, to defend asbestos-related claims against the Company and has engaged another outside consultant to provide claims processing and administration services for asbestos-related claims. Now that it is no longer a member of the CCR, the Company intends to be more vigorous in defending asbestos-related claims and will seek to dismiss without any settlement payment claims arising in jurisdictions or involving worksites where the Company did not distribute or install asbestos-containing products.

     During the past two years, some members or former members of the CCR have failed, by reason of bankruptcy or otherwise, to make payments to the CCR for their shares of certain settlement agreements the CCR had reached on behalf of its members with plaintiffs. Consequently, with respect to some settlement agreements, the CCR has been unable to make the full payments contemplated by those agreements. In some circumstances, the Company and other members of the CCR have contributed additional funds to the CCR to permit it to make certain payments contemplated by the settlement agreements. The Company has contributed approximately $500,000 to the CCR for this purpose, and it may make further such payments in the future. Some plaintiffs who are parties to settlement agreements with the CCR that contemplate payments that the CCR has been unable to make have commenced litigation against the CCR, the Company, and other members to recover amounts due under these settlement agreements. The Company believes that it should not be liable for settlement payments attributable to other members or former members of the CCR, and the Company has joined a joint defense group with other CCR members to defend these claims.

     The Company believes that any amount it pays, including the $500,000 it has already contributed to the CCR, on account of payments contemplated by settlement agreements entered into by the CCR on behalf of its members, should be covered either by the Company's insurance or by surety bonds and collateral provided by those former members who failed to meet their obligations. There can be no assurance, however, that the Company can actually recover any of these amounts. Accordingly, no insurance or other recovery with respect to these amounts has been recorded as an asset in the Company's financial statements.

     The amount of the Company's liability on account of payments contemplated by settlement agreements entered into by the CCR is uncertain. The Company has included in its reserves its estimate of the Company's potential liability in this respect, but the Company's ultimate liability for these matters could be greater than estimated if more CCR members or former members fail to meet their obligations or if the courts determine that the Company could be liable for settlement payments that were attributable to other CCR members.

                       NATIONAL SERVICE INDUSTRIES, INC.

     Several significant companies that are traditional co-defendants in asbestos claims, both members of the CCR and non-members, have sought protection under Chapter 11 of the federal bankruptcy code during the past two years. Litigation against such co-defendants generally is stayed or restricted as a result of their bankruptcy filings. The absence of these traditional defendants may increase the number of claims filed against other defendants, including the Company, and may increase the cost of resolving such claims. Due to the uncertainties surrounding the ultimate effect of these bankruptcies on remaining asbestos defendants, the effect on the amount of the Company's liabilities cannot be determined.

     During the fiscal year ended August 31, 2001, the Company was served with approximately 30,000 asbestos-related claims and settled approximately 16,000 claims for an average of approximately $1,035 per claim (including approximately 200 claims that were dismissed with no payment). Since the unwinding of the joint defense arrangements of the CCR effective February 1, 2001, the average settlement per claim has been approximately $1,350. As of August 31, 2001, there were approximately 34,000 open claims pending against the Company and approximately 13,000 additional claims that had been settled in principle (but not finalized) for amounts generally consistent with recent historical per-claim settlement costs. Of the open pending claims, approximately 12,000 claims were voluntarily dismissed in October 2001 without any settlement payment.

     As of August 31, 2001, an estimated accrual of $113.4 million for asbestos-related liabilities, before consideration of insurance recoveries, has been reflected in the accompanying financial statements, primarily in long-term liabilities. The amount of the accrual is based on the following: the Company's estimate of indemnity payments and defense costs associated with pending and future asbestos-related claims to be paid through 2004; settlements agreed to but not paid as of August 31, 2001; the Company's expected payment on account of settlement obligations of defaulting CCR members; interest on settlement payments that are subject to ongoing dispute resolution with certain insurance providers; and other legal fees and expenses. The Company's estimates of indemnity payments and defense costs associated with pending and future asbestos claims are based on the Company's estimate of the number of future asbestos-related claims and the type of disease, if any, alleged or expected to be alleged in such claims, assumptions regarding the timing and amounts of settlement payments, the status of ongoing litigation and settlement initiatives, and the advice of outside counsel with respect to the current state of the law related to asbestos claims. The ultimate liability for all pending and future claims cannot be determined with certainty due to the difficulty of forecasting the numerous variables that can affect the amount of liability. There are inherent uncertainties involved in estimating these amounts, and the Company's actual costs in future periods could exceed the Company's estimates due to changes in facts and circumstances after the date of each estimate.

     The Company believes that it has insurance coverage available to recover most of its asbestos-related costs. The Company has reached settlement agreements with substantially all of its relevant insurers providing for payment of substantially all asbestos-related claims (subject to retentions) up to the various policy limits, except for the Company's payments on account of settlement obligations of defaulting CCR members, as discussed above. The timing and amount of future recoveries from insurance carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any remaining disputes regarding coverage under such policies. The Company believes that substantial recoveries from the insurance carriers are probable. The Company reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, settlement agreements with insurers, the apparent viability of its insurers, the advice of outside counsel with respect to the applicable insurance coverage law relating to terms and conditions of those policies, and a general assessment by the Company and its advisors of the financial condition of the relevant insurers. Accordingly, an estimated aggregate insurance recovery of $95.2 million has been reflected in the accompanying financial statements as of August 31, 2001, with respect to previously paid claims and pending and future claims estimated to be paid through 2004 and the other items included in the accrual

                       NATIONAL SERVICE INDUSTRIES, INC.

of asbestos-related liabilities. Approximately $28.6 million of the aggregate insurance recovery and $30.5 million of the asbestos-related accrual have been classified as current assets and liabilities in the accompanying balance sheet as of August 31, 2001.

     Management continues to monitor claims activity, the status of lawsuits (including settlement initiatives), legislative developments, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from the Company's underlying assumptions. As additional information becomes available, the Company will reassess its liability and revise its estimates as appropriate. Management currently believes that, based on the factors discussed in the preceding paragraphs and taking into account the accruals reflected as of August 31, 2001 the resolution of asbestos-related uncertainties and the incurrence of asbestos-related costs net to related insurance recoveries should not have a material adverse effect on the Company's consolidated financial position or results of operations. However, as the Company's estimates are periodically re-evaluated, additional accruals to the liabilities reflected in the Company's financial statements may be necessary, and such accruals could be material to the results of the period in which they are recorded. Given the number and complexity of factors that affect the Company's liability and its available insurance, the actual liability and insurance recovery may differ substantially from the Company's estimates. No assurance can be given that the Company will not be subject to significant additional asbestos litigation and material additional liabilities. If actual liabilities significantly exceed the Company's estimates or if expected insurance recoveries become unavailable, due to insolvencies among the Company's primary or excess insurance carriers, disputes with carriers or otherwise, the Company's results of operations, liquidity and financial condition could be materially adversely affected.

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

     The Company's environmental reserves, which are included in current liabilities, totaled $7.3 million and $10.1 million at August 31, 2001 and 2000, respectively. The actual cost of environmental issues may be lower or higher than that reserved due to the difficulty in estimating such costs and potential changes in the status of government regulations.

     Certain environmental laws can impose liability regardless of fault. The federal Superfund law is an example of such an environmental law. However, liability under Superfund is mitigated by the presence of other parties who will share in the costs associated with clean-up of sites. The extent of liability is determined on a case-by-case basis taking into account many factors, including the number of other parties whose status or activities also subjects them to liability regardless of fault.

     The Company is currently a party to, or otherwise involved in, legal proceedings in connection with state and federal Superfund sites, one of which is located on property owned by the Company. Except for the Blydenburgh Landfill matter in New York (which is discussed below), the Company believes its liability is de minimis at each of the currently active sites which it does not own where it has been named as a potentially responsible party ("PRP") due to its limited involvement at the site and/or the number of viable PRPs. For property which the Company owns on East Paris Street in Tampa, Florida, the Company was

                       NATIONAL SERVICE INDUSTRIES, INC.

requested by the State of Florida to clean up chlorinated solvent contamination in the groundwater beneath the property and beneath surrounding property known as Seminole Heights Solvent Site and to reimburse approximately $430 thousand of costs already incurred by the State of Florida in connection with such contamination. The Company presented expert evidence to the State of Florida in 1998 that the Company is not the source of the contamination, and the State has referred this matter to the Environmental Protection Agency for review. At this point in time, it is not possible to quantify the extent, if any, of the Company's exposure.

     In connection with the sale of certain assets, including 29 of the Company's textile rental plants in 1997, the Company has retained environmental liabilities arising from events occurring prior to the closing, subject to certain exceptions. The Company has received notice from the buyer of the textile rental plants of the alleged presence of perchloroethylene contamination on two of the properties in Texas involved in the sale. Because the Company is not the source of contamination, the Company asserted indemnification claims against the company from which it bought the properties. The prior owner is currently addressing the contamination at its expense at one of the properties, subject to a reservation of rights, and is currently reviewing NSI's claim regarding the other property. At this time, it is too early to quantify the Company's potential exposure in these matters, the likelihood of an adverse result, or the outcome of the Company's indemnification claims against the prior owner.

     During the second quarter of 2001, management performed a review of the other environmental liabilities recorded in connection with the textile rental segment's 1997 uniform plants divestiture. Based on the advice of the Company's environmental experts, the Company decreased its estimates for certain environmental exposures and, as a result, reduced the related liability and recorded a gain of approximately $2.1 million. The gain is included in "Gain on sale of businesses" in the accompanying "Consolidated Statements of Income."

     The State of New York has filed a lawsuit against the Company alleging that the Company is responsible as a successor to Serv-All Uniform Rental Corp. for past and future response costs in connection with the release or potential release of hazardous substances at and from the Blydenburgh Landfill in Islip, New York. The Company believes that it is not a successor to Serv-All Uniform Rental Corp. and therefore has no liability with respect to the Blydenburgh Landfill, and it has responded to the lawsuit accordingly. The Company has also asserted an indemnification claim against the parent of Initial Services Investments, Inc., which the Company acquired in 1992 and which had previously purchased and sold certain assets of Serv-All Uniform Rental Corp. The federal district court in the Eastern District of New York denied the Company's motion for summary judgment on the issue of successor liability and granted the State of New York's motion for partial summary judgment and for a declaratory judgment that the Company is a successor to Serv-All Uniform Rental Corp. The Company and the State of New York have each filed a cross-motion for summary judgment on NSI's liability under the Comprehensive Environmental Response, Compensation, and Liability Act, which motions are currently pending. In addition, the Company retains the right to appeal the district court's judgment on successor liability once there is an appealable order entered in the case. At this stage, it is too early to quantify the Company's potential exposure, the likelihood of an adverse result, or the outcome of the Company's indemnification claim.

NOTE 7:  RESTRUCTURING EXPENSE, ASSET IMPAIRMENTS, AND OTHER CHARGES

     During 2001, management conducted reviews of its continuing operations as part of management's strategic initiative to examine under-performing operations and to position the Company for an economic slowdown. As a result of these reviews, the Company approved a significant restructuring program and recorded a related charge of $5,014 during the fourth quarter of fiscal 2001. The accrual included severance costs of $3,087 for 367 employees of the textile rental and envelope segments, all of whom were terminated prior to the end of the fiscal year, $1,582 in exit expenses to close and consolidate facilities in

                       NATIONAL SERVICE INDUSTRIES, INC.

the envelope segment, and $345 in losses related to the sale of two textile rental businesses. As of August 31, 2001, approximately $118 of the severance accrual had been paid to employees. Exit expenses primarily include costs of lease terminations, costs to dispose of facilities, and union-related costs associated with closing facilities.

     Additionally, as a further result of the 2001 reviews, the Company recognized long-lived asset impairments totaling $1,602. Textile rental and envelope assets to be disposed of were reduced to state them at their estimated fair value less costs to sell. Assets to be disposed of primarily related to equipment located in the facilities included in the restructuring program noted above. After the charge, the remaining net book value of these assets was immaterial. Estimated fair market values were established based on independent appraisals or an analysis of expected future cash flows.

     Unrelated to the restructure activities discussed above, the envelope segment also recorded a charge of $3,341 related to certain costs associated with the implementation of an enterprise-wide software package after management decided to materially alter the operating methodology of the system. This change in methodology required an extensive reconfiguration of the base software and all the processes associated with the operating system.

     The losses resulting from the restructuring activities and asset impairments are included in "Restructuring expense, asset impairments, and other charges (income)" in the "Consolidated Statements of Income."

     In connection with the Company's 2001 assessment of the asbestos related matters further described in Note 6, a $16,116 charge related to the estimate of potential liabilities in excess of insurance recoveries has been included in "Restructuring expense, asset impairments, and other charges (income)" in the "Consolidated Statements of Income."

     During 1999, management performed an extensive review of the assets that were to be disposed of and the restructuring accruals established in 1997 as part of the Company's review of its textile rental, European chemical, and corporate operations. In addition to realizing lower than anticipated costs, management determined that it was more economically feasible to continue to operate certain locations that were to be disposed of in the original plan. As a result, in 1999 the related reserve and impairments were reversed and $9,291 of income was recorded and included in "Restructuring expense, asset impairments, and other charges (income)" in the "Consolidated Statements of Income."

NOTE 8:  ACQUISITIONS AND DIVESTITURES

     The Company accounts for its acquisitions as purchases. Accordingly, for each of the following acquisitions, the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values.

     Acquisition spending in 2001 totaled $5,596 and related primarily to the textile rental segment's purchase of several plants in Florida. These acquisitions resulted in goodwill of $352 that is being amortized over periods ranging from 10 to 20 years. Identifiable intangibles of $1,676 are being amortized over periods ranging from 3 to 7 years and primarily include customer lists and restrictive covenants.

     Divestitures in 2001 primarily related to the sale of a textile rental plant located in Arkansas resulting in proceeds of approximately $2,286 and a pre-tax gain of $290. In addition, the textile rental segment restructured its operations in the fourth quarter of fiscal 2001. As part of this restructure plan, the Company sold two textile rental businesses in August 2001 resulting in proceeds of $2,602 and a net pre-tax loss of $345 which is included in "Restructuring expense, asset impairments, and other charges (income)" in the accompanying "Consolidated Statements of Income."

                       NATIONAL SERVICE INDUSTRIES, INC.

     During 2001, management performed a review of the environmental liabilities recorded in connection with the textile rental segment's 1997 uniform plants divestiture. Based on the advice of the Company's environmental experts, the Company decreased its estimates for certain environmental exposures and, as a result, reduced the related liability and recorded a gain of approximately $2,069. The gain is included in "Gain on sale of businesses" in the accompanying "Consolidated Statements of Income."

     Acquisition spending in 2000 of $10,130 related to several small acquisitions in the textile rental segment. Goodwill of $2,554 was recorded and is being amortized over periods ranging from 10 to 20 years. Identifiable intangibles of $5,539 are being amortized over periods ranging from 3 to 7 years and primarily include customer lists and non-compete agreements.

     Acquisition spending in 1999 totaled $20,607 ($19,762 in cash and 26,495 shares valued at $845). In February 1999, the envelope segment acquired substantially all of Gilmore Envelope, an envelope manufacturer headquartered in Los Angeles, California, for approximately $10,557. The Company also made several acquisitions in the textile rental segment during fiscal 1999 for approximately $10,050 resulting in additional intangibles of $4,486 related primarily to customer lists. These intangibles are being amortized over periods ranging from 3 to 7 years.

     Divestitures in 1999 primarily related to the envelope segment's sale of Techno-Aide/Stumb Metal Products in June 1999 for approximately $4,191. The envelope segment recognized a pre-tax gain of $1,990 on the transaction. Other divestitures during 1999 primarily related to the sale of industrial contracts in the textile rental segment resulting in proceeds of approximately $7,771 and a pre-tax gain of $4,388.

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

     The combined preliminary purchase price allocations related to the Company's acquisitions during the last three years was as follows:

                                            2001             2000                  1999
                                       --------------   --------------   -------------------------
                                       TEXTILE RENTAL   TEXTILE RENTAL   TEXTILE RENTAL   ENVELOPE
                                          SEGMENT          SEGMENT          SEGMENT       SEGMENT
                                       --------------   --------------   --------------   --------
Current assets.......................      $  911          $ 1,759          $ 1,644       $ 8,779
Property, plant and equipment........       2,938              847            3,920         8,287
Intangibles..........................       1,676            5,539            4,486           100
Goodwill.............................         352            2,554               --            --
Liabilities..........................        (281)            (569)              --        (6,609)
                                           ------          -------          -------       -------
                                           $5,596          $10,130          $10,050       $10,557
                                           ======          =======          =======       =======

NOTE 9:  INCOME TAXES

     The Company accounts for income taxes using the liability approach as prescribed by SFAS No. 109, "Accounting for Income Taxes." This approach requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax liabilities and assets are determined based on the differences between the financial reporting and the tax basis of an asset or liability.

                       NATIONAL SERVICE INDUSTRIES, INC.

     The provision (benefit) for income taxes from continuing operations consists of the following components:

                                                          2001      2000      1999
                                                        --------   -------   -------
Provision for current Federal taxes...................  $  2,884   $ 8,743   $13,833
Provision for current state taxes.....................       222       427       831
(Benefit) provision for deferred taxes................   (12,086)    1,654     6,154
                                                        --------   -------   -------
Total (benefit) provision for income taxes............  $ (8,980)  $10,824   $20,818
                                                        ========   =======   =======

     A reconciliation from the Federal statutory rate to the total provision for income taxes is as follows:

                                                          2001      2000      1999
                                                         -------   -------   -------
Federal income tax computed at statutory rate..........  $(8,495)  $ 9,762   $19,507
State income tax, net of Federal income tax benefit....     (471)      689       730
Other, net.............................................      (14)      373       581
                                                         -------   -------   -------
Total (benefit) provision for income taxes.............  $(8,980)  $10,824   $20,818
                                                         =======   =======   =======

     Components of the net deferred income tax liability at August 31, 2001 and 2000 include:

                                                               2001      2000
                                                              -------   -------
Deferred tax liabilities:
  Depreciation..............................................  $18,960   $27,619
  Amortization of linens....................................   23,264    22,941
  Pension...................................................   11,412    12,306
  Intangibles...............................................      622        --
  Other.....................................................    5,993    31,716
                                                              -------   -------
  Total deferred tax liabilities............................   60,251    94,582
                                                              -------   -------
Deferred tax assets:
  Self-insurance............................................   (9,752)  (11,473)
  Deferred compensation.....................................   (2,382)     (955)
  Bonuses...................................................   (1,340)       --
  Restructuring and asset impairment........................  (21,535)  (15,213)
  Asset disposition reserves................................     (111)     (191)
  Other assets..............................................   (1,838)   (2,153)
                                                              -------   -------
  Total deferred tax assets.................................  (36,958)  (29,985)
                                                              -------   -------
Net deferred tax liability..................................  $23,293   $64,597
                                                              =======   =======

                       NATIONAL SERVICE INDUSTRIES, INC.

NOTE 10:  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        INCOME
                                SALES AND             (LOSS) FROM   DISCONTINUED     NET
                                 SERVICE     GROSS    CONTINUING    OPERATIONS,     INCOME
                                REVENUES    PROFIT    OPERATIONS     NET OF TAX     (LOSS)
                                ---------   -------   -----------   ------------   --------
2001
1st Quarter...................  $140,687    $48,218    $  2,354       $14,183      $ 16,537
2nd Quarter...................   135,142     44,918       2,090        13,735        15,825
3rd Quarter...................   144,329     51,330       4,902         7,669        12,571
4th Quarter...................   143,124     42,795     (24,637)        6,717       (17,920)
2000
1st Quarter...................  $133,319    $45,342    $  4,483       $19,907      $ 24,390
2nd Quarter...................   132,455     45,276       4,398        15,878        20,276
3rd Quarter...................   140,356     48,335       4,341        16,435        20,776
4th Quarter...................   140,582     46,533       3,851        30,577        34,428

                              BASIC EARNINGS PER SHARE             DILUTED EARNINGS PER SHARE
                         -----------------------------------   -----------------------------------
                           INCOME                                INCOME
                         (LOSS) FROM   DISCONTINUED    NET     (LOSS) FROM   DISCONTINUED    NET
                         CONTINUING    OPERATIONS,    INCOME   CONTINUING    OPERATIONS,    INCOME
                         OPERATIONS     NET OF TAX    (LOSS)   OPERATIONS     NET OF TAX    (LOSS)
                         -----------   ------------   ------   -----------   ------------   ------
2001
1st Quarter............     $.06           $.34       $ .40       $ .06          $.34       $ .40
2nd Quarter............      .05            .34         .39         .05           .33         .38
3rd Quarter............      .12            .19         .31         .12           .18         .30
4th Quarter............     (.60)           .16        (.44)       (.60)          .16        (.44)
2000
1st Quarter............     $.11           $.49         .60       $ .11          $.49       $ .60
2nd Quarter............      .11            .39         .50         .11           .39         .50
3rd Quarter............      .11            .40         .51         .11           .40         .51
4th Quarter............      .09            .75         .84         .09           .75         .84

---------------

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in fiscal 2001 does not equal the total computed for the year.

                       NATIONAL SERVICE INDUSTRIES, INC.

NOTE 11:  BUSINESS SEGMENT INFORMATION

     The following table summarizes the Company's business segment information from continuing operations:

                                                                                               CAPITAL
                       SALES AND                                                             EXPENDITURES
                        SERVICE      OPERATING       TOTAL     DEPRECIATION   AMORTIZATION       AND
                       REVENUES    PROFIT (LOSS)    ASSETS       EXPENSE        EXPENSE      ACQUISITIONS
                       ---------   -------------   ---------   ------------   ------------   ------------
2001
Textile Rental(1)....  $334,820      $ 12,553      $ 231,422     $ 14,655        $1,828        $22,559
Envelope(2)..........   228,462       (13,145)       141,945        8,652           979          5,476
                       --------      --------      ---------     --------        ------        -------
                        563,282          (592)       373,367       23,307         2,807         28,035
Corporate(3).........                 (21,909)       124,731        1,519                          614
Interest Expense.....                  (1,770)
                       --------      --------      ---------     --------        ------        -------
                       $563,282      $(24,271)     $ 498,098     $ 24,826        $2,807        $28,649
                       ========      ========      =========     ========        ======        =======
2000
Textile Rental(1)....  $321,522      $ 28,208      $ 222,957     $ 14,154        $1,432        $30,795
Envelope(2)..........   225,190         5,096        151,003        6,892           979         22,890
                       --------      --------      ---------     --------        ------        -------
                        546,712        33,304        373,960       21,046         2,411         53,685
Corporate............                  (3,829)        24,944        1,770                        1,930
Interest Expense.....                  (1,578)
                       --------      --------      ---------     --------        ------        -------
                       $546,712      $ 27,897      $ 398,904     $ 22,816        $2,411        $55,615
                       ========      ========      =========     ========        ======        =======
1999
Textile Rental(1)....  $309,115      $ 42,935      $ 203,509     $ 13,666        $  860        $20,669
Envelope(2)..........   204,510        17,662        139,755        5,319           969         32,592
                       --------      --------      ---------     --------        ------        -------
                        513,625        60,597        343,264       18,985         1,829         53,261
Corporate............                  (3,490)        20,954        1,712                          231
Interest Expense.....                  (1,371)
                       --------      --------      ---------     --------        ------        -------
                       $513,625      $ 55,736      $ 364,218     $ 20,697        $1,829        $53,492
                       ========      ========      =========     ========        ======        =======

---------------

(1) Gains resulting from the sale of businesses were $2,359 in 2001, $170 in 2000, and $9,230 in 1999. Gains on sale of businesses for 1999 included $3,511 related to the 1997 sale of textile rental plants to G&K Services, Inc. See Note 8: Acquisitions and Divestitures. Textile rental segment 2001 operating profit included $1,667 of charges related to restructuring activities and asset impairments. Textile rental segment 1999 operating profit included $9,291 of income related to the reversal of restructuring reserves and asset impairments.

(2) Envelope segment operating profit included gains resulting from the sale of businesses of $186 in 2000 and $1,990 in 1999. Operating profit during 2001 included $8,290 of charges related to restructuring activities and asset impairments.

(3) Corporate expense during 2001 included $16,116 of charges related to an increased allocated share of asbestos-related settlements previously reached by the Center for Claims Resolution on behalf of its members for which insurance coverage is uncertain. See Note 6: Commitments and Contingencies.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item, with respect to directors, is included under the caption "Information Concerning Nominees" of the Company's proxy statement for the annual meeting of stockholders to be held January 3, 2002, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

     The information required by this item, with respect to beneficial ownership reporting, is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's proxy statement for the annual meeting of stockholders to be held January 3, 2002, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Executive officers of the Company are elected at the annual organizational meeting of the Board of Directors.

NAME AND AGE OF EACH EXECUTIVE OFFICER          BUSINESS EXPERIENCE OF EXECUTIVE OFFICERS DURING THE FIVE
AND POSITIONS HELD WITH THE COMPANY                  YEARS ENDED AUGUST 31, 2001 AND TERM IN OFFICE
--------------------------------------          ---------------------------------------------------------
James S. Balloun, age 63.....................   Mr. Balloun was elected Chairman and Chief Executive
  Chairman, President, and                      Officer effective February, 1996 and assumed the role of
  Chief Executive Officer                       President in October, 1996. Previously, he served
  and Director                                  McKinsey & Company as a Director.

Brock A. Hattox, age 53......................   Mr. Hattox was elected Executive Vice President and Chief
  Executive Vice President and                  Financial Officer effective September, 1996. Previously,
  Chief Financial Officer                       he served McDermott International, Inc. as Chief
                                                Financial Officer from 1991 to 1996.

Kenneth W. Honeycutt, age 50.................   Mr. Honeycutt has served as President of Lithonia
  Executive Vice President and                  Lighting since June 2000. He has been with Lithonia since
  President of Acuity Lighting Group            1972 in a variety of positions covering a broad range of
                                                processes and products.

John K. Morgan, age 47.......................   Mr. Morgan has served as President of Holophane since
  Executive Vice President and                  June 2000 and served as Executive Vice President of the
  President of Holophane                        Lithonia Lighting Group from 1999 to 2001. He joined
                                                Lithonia Lighting in 1977 and held a variety of senior
                                                management positions prior to 1999.

James H. Heagle, age 57......................   Mr. Heagle has served as President of Acuity Specialty
  Executive Vice President and                  Products Group since May 2000. He previously served as
  President of Acuity Specialty Products        President and Chief Operating Officer of Calgon
  Group                                         Corporation from 1996 to 2000. Prior to Calgon, Mr.
                                                Heagle spent 24 years in various management positions
                                                with Mobil Chemical.

NAME AND AGE OF EACH EXECUTIVE OFFICER          BUSINESS EXPERIENCE OF EXECUTIVE OFFICERS DURING THE FIVE
AND POSITIONS HELD WITH THE COMPANY                  YEARS ENDED AUGUST 31, 2001 AND TERM IN OFFICE
--------------------------------------          ---------------------------------------------------------
Richard LeBer, age 43........................   Mr. LeBer has served as President of National Linen
  Executive Vice President and                  Service since January 2000. He previously served as Vice
  President of National Linen Service           President of Business Development from 1996 to 2000. From
                                                1994 to 1996, Mr. LeBer was President and CEO of Equibase
                                                Co., a privately-held information services company. He
                                                previously served as a consultant with McKinsey & Company
                                                in Atlanta.

J. Randolph Zook, age 56.....................   Mr. Zook has served as President of Atlantic Envelope
  Executive Vice President and                  Company since 1989. He has been with Atlantic Envelope
  President of Atlantic Envelope Company        Company since 1970 in a variety of positions including
                                                Sales Manager, General Manager, Director of the ATENCO
                                                Filing Systems product line, and Vice President.

Mr. Kenyon W. Murphy, age 44.................   Mr. Murphy was elected Senior Vice President and General
  Senior Vice President and                     Counsel effective April 2000. Prior to that role, he
  General Counsel                               served as Vice President and Associate Counsel from 1996
                                                until April 2000 and as Secretary from 1992 until 1998.
                                                Mr. Murphy joined NSI in 1985.

Joseph G. Parham, Jr., age 52................   Mr. Parham has served as Senior Vice President of Human
  Senior Vice President,                        Resources since May, 2000. Previously, he served Polaroid
  Human Resources                               Eyewear as President and Chief Operating Officer.

     In connection with the spin-off, each of the executive officers of the Corporation, except Brock Hattox, Richard LeBer, and J. Randolph Zook, will resign from all positions with NSI and join Acuity in similar positions.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is included under the captions "Compensation of Directors," "Other Information Concerning the Board and its Committees," "Compensation Committee Interlocks and Insider Participation," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises and Fiscal Year-End Option Values," "Long-Term Incentive Plans
- Awards in Last Fiscal Year," "Employment Contracts, Severance Arrangements, and Other Agreements," and "Pension and Supplemental Retirement Benefits" of the Company's proxy statement for the annual meeting of stockholders to be held January 3, 2002, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included under the caption "Beneficial Ownership of NSI Common Stock" of the Company's proxy statement for the annual meeting of stockholders to be held January 3, 2002, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included under the caption "Certain Relationships and Transactions" of the Company's proxy statement for the annual meeting of stockholders to be held January 3, 2002, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

        (1) Report of Management

            Report of Independent Public Accountants

            Consolidated Balance Sheets -- August 31, 2001 and 2000

            Consolidated Statements of Income for the years ended August 31, 2001, 2000, and 1999

            Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended August 31, 2001, 2000, and 1999

          Consolidated Statements of Cash Flows for the years ended August 31,
            2001, 2000, and 1999

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

        (3) Exhibits filed with this report (begins on next page):

             Copies of such materials will be furnished to stockholders upon request at a nominal rate. Requests should be sent to Carol Morgan, Senior Vice President, General Counsel and Secretary, National Service Industries, Inc., P.O. Box 7158, Midtown Station, Atlanta, Georgia 30357-0158.

                       NATIONAL SERVICE INDUSTRIES, INC.

                                  EXHIBIT LIST

EXHIBIT 3          (a) Restated Certificate of                Filed with the Securities and
                   Incorporation                              Exchange Commission as part of
                                                              this Form 10-K.
                   (b) By-Laws as Amended and Restated        Filed with the Securities and
                   October 16, 2001                           Exchange Commission as part of
                                                              this Form 10-K.
EXHIBIT 4          (a) Amended and Restated Rights            Reference is made to Exhibit 4.1
                   Agreement dated as of December 17, 1997    of registrant's Form 8-A/A as
                   between National Service Industries,       filed with the Commission on
                   Inc. and Wachovia Bank, N.A. (replacing    December 17, 1997, which is
                   Wachovia Bank, N.A. with First Chicago     incorporated herein by reference.
                   Trust Company)

                   (b) First Amendment dated as of April      Reference is made to Exhibit 1 of
                   30, 1998 between National Service          registrant's Form 8-A/A-3 as
                   Industries, Inc. and First Chicago Trust   filed with the Commission on June
                   Company of New York, to the Amended and    22, 1998, which is incorporated
                   Restated Rights Agreement, dated as of     herein by reference.
                   December 17, 1997 between National
                   Service Industries, Inc. and Wachovia
                   Bank, N.A

                   (c) Second Amendment dated as of January   Reference is made to Exhibit 1 of
                   6, 1999 between National Service           registrant's Form 8-A/A-4 as
                   Industries, Inc. and First Chicago Trust   filed with the Commission on
                   Company of New York, to the Amended and    January 12, 1999, which is
                   Restated Rights Agreement, dated as of     incorporated herein by reference.
                   December 17, 1997 between National
                   Service Industries, Inc. and First
                   Chicago Trust Company of New York, as
                   Rights Agent, as amended.

EXHIBIT 10(i)A      (1)   US$250,000,000 Credit Agreement,    Reference is made to Exhibit
                          dated as of July 15, 1999, among    (b)(8) of Amendment No. 2 to
                          National Service Industries,        registrant's Schedule 14D-1 as
                          Inc., Wachovia Bank, N.A., The      filed with the Commission on July
                          First National Bank of Chicago,     20, 1999, which is incorporated
                          Banc One Capital Markets, Inc.,     herein by reference.
                          Wachovia Securities, Inc.,
                          Commerzbank AG, New York Branch,
                          ABN Amro, N.V., and the other
                          banks listed therein.

                    (2)   First Amendment to US$250,000,000   Filed with the Securities and
                          Credit Agreement, dated as of       Exchange Commission as part of
                          July 14, 2000, among National       this Form 10-K.
                          Service Industries, Inc., Certain
                          Listed Banks, Bank One, NA, as
                          Syndication Agent and Wachovia
                          Bank, NA, as Administrative
                          Agent.

                    (3)   Second Amendment to                 Filed with the Securities and
                          US$250,000,000 Credit Agreement,    Exchange Commission as part of
                          dated as of April 18, 2001 among    this Form 10-K.
                          National Service Industries,
                          Inc., NSI Leasing, Inc., and NSI
                          Enterprises, Inc., Certain Listed
                          Banks, Wachovia Bank, N.A. as
                          Administrative Agent,

                       NATIONAL SERVICE INDUSTRIES, INC.

                                  EXHIBIT LIST

                          Bank One, NA, as Syndication
                          Agent, and Commerzbank
                          Aktiengesellschaft, New York
                          Branch, and ABN Amro, N.V., as
                          Co-agents.

                    (4)   Third Amendment to US$250,000,000   Reference is made to Exhibit
                          Credit Agreement, dated as of       10(i)A(1) of registrant's Form
                          June 27, 2001, among National       10-Q for the quarter ended May
                          Service Industries, Inc., Certain   31, 2001, which is incorporated
                          of its Subsidiaries, Certain        herein by reference.
                          Listed Banks, Bank One, NA, as
                          Administrative Agent, Wachovia
                          Bank, N.A., as Syndication Agent,
                          and SunTrust Bank, as
                          Documentation Agent.

                    (5)   Receivables Sale Agreement          Reference is made to Exhibit
                          between NSI Enterprises, Inc., as   10(i)A(2) of registrant's Form
                          seller, and National Service        10-Q for the quarter ended May
                          Industries, Inc., as purchaser,     31, 2001, which is incorporated
                          dated as of May 2, 2001.            herein by reference.

                    (6)   Receivables Sale and Contribution   Reference is made to Exhibit
                          Agreement between National          10(i)A(3) of registrant's Form
                          Service Industries, Inc., as        10-Q for the quarter ended May
                          seller, and NSI Funding, Inc., as   31, 2001, which is incorporated
                          buyer, dated as of May 2, 2001.     herein by reference.

                    (7)   Credit and Security Agreement,      Reference is made to Exhibit
                          dated as of May 2, 2001, among      10(i)A(4) of registrant's Form
                          NSI Funding, Inc., National         10-Q for the quarter ended May
                          Service Industries, Inc., Blue      31, 2001, which is incorporated
                          Ridge Asset Funding Corporation,    herein by reference.
                          Certain Liquidity Banks, and
                          Wachovia Bank, N.A., as Agent.

                    (8)   Amendment No. 1, dated May 24,      Reference is made to Exhibit
                          2001, to the Credit and Security    10(i)A(5) of registrant's Form
                          Agreement between NSI Funding,      10-Q for the quarter ended May
                          Inc., National Service              31, 2001, which is incorporated
                          Industries, Inc., Blue Ridge        herein by reference.
                          Asset Funding Corporation, and
                          Wachovia Bank, N.A., as Agent.

                    (9)   Performance Undertaking, dated as   Reference is made to Exhibit
                          of May 2, 2001, between National    10(i)A(6) of registrant's Form
                          Service Industries, Inc. and NSI    10-Q for the quarter ended May
                          Funding, Inc.                       31, 2001, which is incorporated
                                                              herein by reference.

                   (10)   $40,000,000 Credit Agreement        Filed with the Securities and
                          dated as of October 31, 2001        Exchange Commission as part of
                          among National Service              this Form 10-K.
                          Industries, Inc. and Wachovia
                          Bank, N.A., as Administrative
                          Agent and Letter of Credit
                          Issuer.

                       NATIONAL SERVICE INDUSTRIES, INC.

                                  EXHIBIT LIST

                   (11)   Omnibus Amendment, dated as of      Filed with the Securities and
                          August 31, 2001, between National   Exchange Commission as part of
                          Service Industries, Inc., NSI       this Form 10-K.
                          Enterprises, Inc., L&C Spinco,
                          Inc., The Zep Group, Inc., L&C
                          Lighting Group, Inc., L&C
                          Funding, Inc., Blue Ridge Asset
                          Funding Corporation, and Wachovia
                          Bank, N.A.

EXHIBIT 10(iii)A   Management Contracts and Compensatory
                   Arrangements:

                    (1)   Restricted Stock Award Agreement    Reference is made to Exhibit
                          Effective Beginning October 24,     10(iii)A(4) of registrant's Form
                          2000 between National Service       10-Q for the quarter ended
                          Industries, Inc. and:               November 30, 2000, which is
                                                              incorporated herein by reference.
                          (a) James S. Balloun
                          (b) Brock A. Hattox
                          (c) James H. Heagle
                          (d) Kenneth W. Honeycutt
                          (e) Richard W. LeBer
                          (f) John K. Morgan
                          (g) Kenyon W. Murphy
                          (h) Joseph G. Parham, Jr.
                          (i) J. Randolph Zook

                    (2)   Amended and Restated Executives'    Reference is made to Exhibit
                          Deferred Compensation Plan,         10(iii)A(1) of registrant's Form
                          Effective as of October 4, 2000     10-K for the fiscal year ended
                                                              August 31, 2000, which is
                                                              incorporated herein by reference.

                    (3)   Amendment No. 1 to the National     Reference is made to Exhibit
                          Service Industries, Inc.            10(iii)A(2) of registrant's Form
                          Executives' Deferred Compensation   10-Q for the quarter ended
                          Plan (as Amended and Restated       February 28, 2001, which is
                          October 4, 2000) Dated December     incorporated herein by reference.
                          21, 2000

                    (4)   (a) Restated and Amended            Reference is made to Exhibit
                          Supplemental Retirement Plan for    10(iii)A(c)-(i) of registrant's
                          Executives of National Service      Form 10-K for the fiscal year
                          Industries, Inc.                    ended August 31, 1993, which is
                                                              incorporated herein by reference.

                          (b) Amendment to Restated and       Reference is made to Exhibit
                          Amended Supplemental Retirement     10(iii)A(a) of registrant's Form
                          Plan for Executives of National     10-Q for the quarter ended
                          Service Industries, Inc.            February 28, 1994, which is
                                                              incorporated herein by reference.

                          (c) Amendment No. 2 to Restated     Reference is made to Exhibit
                          and Amended Supplemental            10(iii)A(3)(e) of registrant's
                          Retirement Plan for Executives of   Form 10-K for the fiscal year
                          National Service Industries,        ended August 31, 1996, which is
                          Inc., Dated August 31, 1996         incorporated herein by reference.

                       NATIONAL SERVICE INDUSTRIES, INC.

                                  EXHIBIT LIST


                          (d) Amendment No. 3 to Restated     Reference is made to Exhibit
                          and Amended Supplemental            10(iii)A(1)(a) of registrant's
                          Retirement Plan for Executives of   Form 10-Q for the quarter ended
                          National Service Industries,        May 31, 2000, which is
                          Inc., Dated September 18, 1996      incorporated herein by reference.

                          (e) Amendment No. 4 to Restated     Reference is made to Exhibit
                          and Amended Supplemental            10(iii)A(1)(b) of registrant's
                          Retirement Plan for Executives of   Form 10-Q for the quarter ended
                          National Service Industries,        May 31, 2000, which is
                          Inc., Dated December 1, 1996        incorporated herein by reference.

                          (f) Appendix B to Restated and      Reference is made to Exhibit
                          Amended Supplemental Retirement     10(iii)A(e) of registrant's Form
                          Plan for Executives of National     10-Q for the quarter ended
                          Service Industries, Inc.,           February 29, 1996, which is
                          Effective February 1, 1996          incorporated herein by reference.

                          (g) Appendix C to Restated and      Reference is made to Exhibit
                          Amended Supplemental Retirement     10(iii)A(d) of registrant's Form
                          Plan for Executives of National     10-Q for the quarter ended May
                          Service Industries, Inc.,           31, 1996, which is incorporated
                          Effective May 31, 1996              herein by reference.

                          (h) Appendix D to Restated and      Reference is made to Exhibit
                          Amended Supplemental Retirement     10(iii)A(1)(c) of registrant's
                          Plan for Executives of National     Form 10-Q for the quarter ended
                          Service Industries, Inc.,           May 31, 2000, which is
                          Effective October 18, 1996          incorporated herein by reference.

                          (i) Appendix E to Restated and      Filed with the Securities and
                          Amended Supplemental Retirement     Exchange Commission as part of
                          Plan for Executives of National     this Form 10-K.
                          Service Industries, Inc.
                          effective September 18, 1996 and
                          as amended and restated June 29,
                          2001.

                          (j) Appendix F to Restated and      Reference is made to Exhibit
                          Amended Supplemental Retirement     10(iii)A(g) of registrant's Form
                          Plan for Executives of National     10-K for the fiscal year ended
                          Service Industries, Inc.            August 31, 1999, which is
                          effective June 1, 1999.             incorporated herein by reference.

                          (k) Appendix G to Restated and      Reference is made to Exhibit
                          Amended Supplemental Retirement     10(iii)A(1)(d) of registrant's
                          Plan for Executives of National     Form 10-Q for the quarter ended
                          Service Industries, Inc.,           May 31, 2000, which is
                          Effective May 15, 2000.             incorporated herein by reference.

                          (l) Appendix H to Restated and      Filed with the Securities and
                          Amended Supplemental Retirement     Exchange Commission as part of
                          Plan for Executives of National     this Form 10-K.
                          Service Industries, Inc.,
                          Effective May 1, 2000.

                       NATIONAL SERVICE INDUSTRIES, INC.

                                  EXHIBIT LIST

                    (5)   (a) The National Service            Reference is made to Exhibit
                          Industries, Inc. Senior             10(iii)A(f) of registrant's Form
                          Management Benefit Plan, Dated      10-K for the fiscal year ended
                          August 15, 1985                     August 31, 1985, which is
                                                              incorporated herein by reference.

                          (b) First Amendment to National     Reference is made to Exhibit
                          Service Industries, Inc. Senior     10(iii)A(e)-(ii) of registrant's
                          Management Benefit Plan, Dated      Form 10-K for the fiscal year
                          September 21, 1989                  ended August 31, 1989, which is
                                                              incorporated herein by reference.

                          (c) Second Amendment to National    Reference is made to Exhibit
                          Service Industries, Inc. Senior     10(iii)A(d)(iii) of registrant's
                          Management Benefit Plan, Dated      Form 10-K for the fiscal year
                          September 16, 1994                  ended August 31, 1994, which is
                                                              incorporated herein by reference.

                          (d) Third Amendment to National     Reference is made to Exhibit
                          Service Industries, Inc. Senior     10(iii)A(4)(d) of registrant's
                          Management Benefit Plan, Dated      Form 10-K for the fiscal year
                          August 31, 1996                     ended August 31, 1996, which is
                                                              incorporated herein by reference.

                    (6)   (a) Severance Protection            Reference is made to Exhibit
                          Agreement between National          10(iii)A(c) of registrant's Form
                          Service Industries, Inc. and        10-Q for the quarter ended
                          James S. Balloun (February 1,       February 29, 1996, which is
                          1996)                               incorporated herein by reference.

                          (b) Amendment to Severance          Reference is made to Exhibit
                          Protection Agreement, Dated         10(iii)A(6)(b) of registrant's
                          August 31, 1996                     Form 10-K for the fiscal year
                                                              ended August 31, 1996, which is
                                                              incorporated herein by reference.

                    (7)   Severance Protection Agreements     Reference is made to Exhibit
                          between National Service            10(iii)A(34) of registrant's Form
                          Industries, Inc. and                10-K for the fiscal year ended
                                                              August 31, 1999, which is
                                                              incorporated herein by reference.

                          (a) Brock A. Hattox
                          (b) James H. Heagle
                          (c) Kenneth W. Honeycutt
                          (d) Richard W. LeBer
                          (e) John K. Morgan
                          (f) Kenyon W. Murphy
                          (g) Joseph G. Parham, Jr.
                          (h) J. Randolph Zook

                    (8)   (a) Bonus Letter Agreement          Reference is made to Exhibit
                          between National Service            10(iii)A(j) of registrant's Form
                          Industries, Inc. and James S.       10-K for the fiscal year ended
                          Balloun                             August 31, 1989, and to Exhibit
                                                              10(iii)A(d) of the registrant's
                                                              Form 10-Q for the quarter ended

                       NATIONAL SERVICE INDUSTRIES, INC.

                                  EXHIBIT LIST

                                                              February 29, 1996, which are
                                                              incorporated herein by reference.

                          (b) Supplemental Letter             Reference is made to Exhibit
                          Agreement, Dated August 31, 1996    10(iii)A(7)(b) of registrant's
                                                              Form 10-K for the fiscal year
                                                              ended August 31, 1996, which is
                                                              incorporated herein by reference.

                    (9)   Bonus Letter Agreements between     Reference is made to Exhibit
                          National Service Industries, Inc.   10(iii)A(35) of registrant's Form
                          and                                 10-K for the fiscal year ended
                                                              August 31, 1999, which is
                                                              incorporated herein by reference.
                          (a) Brock A. Hattox
                          (b) James H. Heagle
                          (c) Joseph G. Parham, Jr.

                   (10)   (a) Long-Term Incentive Program,    Reference is made to Exhibit
                          Dated September 20, 1989            10(iii)A(k) of registrant's Form
                                                              10-K for the fiscal year ended
                                                              August 31, 1989, which is
                                                              incorporated herein by reference.

                          (b) Amendment No. 1 to Long-Term    Reference is made to Exhibit
                          Incentive Program, Dated            10(iii)A(h)(ii) of registrant's
                          September 21, 1994                  Form 10-K for the fiscal year
                                                              ended August 31, 1994, which is
                                                              incorporated herein by reference.

                   (11)   National Service Industries, Inc.   Reference is made to Exhibit A of
                          Long-Term Achievement Incentive     registrant's Schedule 14A as
                          Plan as Amended and Restated,       filed with the Commission on
                          Effective as of January 5, 2000     November 22, 1999, which is
                                                              incorporated herein by reference.

                   (12)   Incentive Stock Option Agreements   Filed with the Securities and
                          Effective Beginning December 18,    Exchange Commission as part of
                          1991 between National Service       this Form 10-K.
                          Industries, Inc. and
                          (a) Kenneth W. Honeycutt
                          (b) J. Randolph Zook

                   (13)   Incentive Stock Option Agreements   Filed with the Securities and
                          Effective Beginning September 16,   Exchange Commission as part of
                          1992 between National Service       this Form 10-K.
                          Industries, Inc. and
                          (a) Kenneth W. Honeycutt
                          (b) John K. Morgan
                          (c) Kenyon W. Murphy
                          (d) J. Randolph Zook

                   (14)   Incentive Stock Option Agreements   Filed with the Securities and
                          Effective Beginning September 15,   Exchange Commission as part of
                          1993 between National Service       this Form 10-K.
                          Industries, Inc. and

                       NATIONAL SERVICE INDUSTRIES, INC.

                                  EXHIBIT LIST

                          (a) Kenyon W. Murphy
                          (b) J. Randolph Zook

                   (15)   Incentive Stock Option Agreements   Filed with the Securities and
                          Effective Beginning September 21,   Exchange Commission as part of
                          1994 between National Service       this Form 10-K.
                          Industries, Inc. and
                          (a) Kenneth W. Honeycutt
                          (b) Kenyon W. Murphy
                          (c) J. Randolph Zook

                   (16)   Incentive Stock Option Agreements   Filed with the Securities and
                          Effective Beginning March 15,       Exchange Commission as part of
                          1995 between National Service       this Form 10-K.
                          Industries, Inc. and John K.
                          Morgan

                   (17)   Incentive Stock Option Agreements   Filed with the Securities and
                          Effective Beginning September 20,   Exchange Commission as part of
                          1995 between National Service       this Form 10-K.
                          Industries, Inc. and
                          (a)  Kenneth W. Honeycutt
                          (b)  Kenyon W. Murphy
                          (c)  J. Randolph Zook

                   (18)   Incentive Stock Option Agreements   Filed with the Securities and
                          Effective Beginning March 20,       Exchange Commission as part of
                          1996 between National Service       this Form 10-K.
                          Industries, Inc. and John K.
                          Morgan

                   (19)   Incentive Stock Option Agreement    Reference is made to Exhibit
                          between National Service            10(iii)A(1) of registrant's Form
                          Industries, Inc. and Brock A.       10-K for the fiscal year ended
                          Hattox                              August 31, 1989, which is
                                                              incorporated herein by reference.

                   (20)   Amendment to Incentive Stock        Filed with the Securities and
                          Option Agreement between National   Exchange Commission as part of
                          Service Industries, Inc. and        this Form 10-K.
                          Brock A. Hattox

                   (21)   (a) Incentive Stock Option          Reference is made to Exhibit
                          Agreements for Executive Officers   10(iii)A(5) of registrant's Form
                          and Business Unit Presidents        10-Q for the quarter ended
                          Effective Beginning September 17,   November 30, 1996, which is
                          1996 between National Service       incorporated herein by reference.
                          Industries, Inc. and
                          (i)  James S. Balloun
                          (ii) Randolph Zook

                   (22)   Incentive Stock Option Agreements   Filed with the Securities and
                          Effective Beginning September 17,   Exchange Commission as part of
                          1996 between National Service       this Form 10-K.
                          Industries, Inc. and
                          (a)  Kenneth W. Honeycutt
                          (b)  Richard W. LeBer

                       NATIONAL SERVICE INDUSTRIES, INC.

                                  EXHIBIT LIST

                          (c)  John K. Morgan
                          (d)  Kenyon W. Murphy

                   (23)   Incentive Stock Option Agreements   Reference is made to Exhibit
                          for Executive Officers and          10(iii)A(7) of registrant's Form
                          Business Unit Presidents            10-Q for the quarter ended
                          Effective Beginning September 23,   November 30, 1997, which is
                          1997 between National Service       incorporated herein by reference.
                          Industries, Inc. and
                          (a)  James S. Balloun
                          (b)  Brock A. Hattox
                          (c)  J. Randolph Zook

                   (24)   Incentive Stock Option Agreements   Filed with the Securities and
                          Effective Beginning September 23,   Exchange Commission as part of
                          1997 between National Service       this Form 10-K.
                          Industries, Inc. and
                          (a)  Kenneth W. Honeycutt
                          (b)  Richard W. LeBer
                          (c)  John K. Morgan
                          (d)  Kenyon W. Murphy

                   (25)   Incentive Stock Option Agreements   Reference is made to Exhibit
                          for Executive Officers and          10(iii)A(1) of registrant's Form
                          Business Unit Presidents            10-Q for the quarter ended
                          Effective Beginning September 22,   November 30, 1998, which is
                          1998 between National Service       incorporated herein by reference.
                          Industries, Inc. and
                          (a)  James S. Balloun
                          (b)  Brock A. Hattox
                          (c)  J. Randolph Zook

                   (26)   Incentive Stock Option Agreements   Filed with the Securities and
                          Effective Beginning September 22,   Exchange Commission as part of
                          1998 between National Service       this Form 10-K.
                          Industries, Inc. and
                          (a)  Kenneth W. Honeycutt
                          (b)  Richard W. LeBer
                          (c)  John K. Morgan
                          (d)  Kenyon W. Murphy

                   (27)   Incentive Stock Option Agreement    Reference is made to Exhibit
                          for Executive Officers and          10(iii)A(4) of registrant's Form
                          Business Unit Presidents            10-Q for the quarter ended
                          Effective Beginning January 5,      February 29, 2000, which is
                          2000 between National Service       incorporated herein by reference.
                          Industries, Inc. and
                          (a)  James S. Balloun
                          (b)  Brock A. Hattox
                          (c)  Richard W. LeBer
                          (d)  J. Randolph Zook

                   (28)   Incentive Stock Option Agreements   Filed with the Securities and
                          Effective Beginning January 5,      Exchange Commission as part of
                          2000 between National Service       this Form 10-K.
                          Industries, Inc. and

                       NATIONAL SERVICE INDUSTRIES, INC.

                                  EXHIBIT LIST

                          (a)  Kenneth W. Honeycutt
                          (b)  John K. Morgan
                          (c)  Kenyon W. Murphy

                   (29)   Incentive Stock Option Agreement    Filed with the Securities and
                          for Executive Officers Effective    Exchange Commission as part of
                          beginning May 1, 2000 between       this Form 10-K.
                          National Service Industries, Inc.
                          and James H. Heagle

                   (30)   Incentive Stock Option Agreement    Reference is made to Exhibit
                          for Executive Officers Effective    10(iii)A(5) of registrant's Form
                          beginning May 15, 2000 between      10-Q for the quarter ended May
                          National Service Industries, Inc.   31, 2000, which is incorporated
                          and Joseph G. Parham, Jr.           herein by reference.

                   (31)   Incentive Stock Option Agreements   Reference is made to Exhibit
                          for Executive Officers and          10(iii)A(1) of registrant's Form
                          Business Unit Presidents            10-Q for the quarter ended
                          Effective Beginning October 24,     November 30, 2000, which is
                          2000 between National Service       incorporated herein by reference.
                          Industries, Inc. and
                          (a)  James S. Balloun
                          (b)  Brock A. Hattox
                          (c)  James H. Heagle
                          (d)  Kenneth W. Honeycutt
                          (e)  John K. Morgan
                          (f)  Kenyon W. Murphy
                          (g)  Joseph G. Parham, Jr.
                          (h)  J. Randolph Zook

                   (32)   Nonqualified Stock Option           Reference is made to Exhibit
                          Agreement for Corporate Officers    10(iii)A(j) of registrant's Form
                          between National Service            10-K for the fiscal year ended
                          Industries, Inc. and Brock A.       August 31, 1992, which is
                          Hattox                              incorporated herein by reference.

                   (33)   Nonqualified Stock Option           Filed with the Securities and
                          Agreements Effective Beginning      Exchange Commission as part of
                          September 20, 1995 between          this Form 10-K.
                          National Service Industries, Inc.
                          and
                          (a) Kenneth W. Honeycutt
                          (b) J. Randolph Zook

                   (34)   Nonqualified Stock Option           Reference is made to Exhibit
                          Agreement Effective January 3,      10(iii)A(b) of registrant's Form
                          1996 between National Service       10-Q for the quarter ended
                          Industries, Inc. and James S.       February 28, 1996, which is
                          Balloun                             incorporated herein by reference.

                   (35)   Nonqualified Stock Option           Reference is made to Exhibit
                          Agreements for Executive Officers   10(iii)A(6) of registrant's Form
                          and Business Unit Presidents        10-Q for the quarter ended
                          Effective Beginning September 17,   November 30, 1996, which is
                          1996 between National Service       incorporated herein by reference.
                          Industries, Inc. and

                       NATIONAL SERVICE INDUSTRIES, INC.

                                  EXHIBIT LIST

                          (a) James S. Balloun
                          (b) Brock A. Hattox
                          (c) J. Randolph Zook

                   (36)   Amendment to Stock Option           Filed with the Securities and
                          Agreement for Executive Officers    Exchange Commission as part of
                          Effective Beginning September 17,   this Form 10-K.
                          1996 between National Service
                          Industries, Inc. and Brock A.
                          Hattox

                   (37)   Nonqualified Stock Option           Filed with the Securities and
                          Agreements Effective Beginning      Exchange Commission as part of
                          September 17, 1996 between          this Form 10-K.
                          National Service Industries, Inc.
                          and
                          (a) Kenneth W. Honeycutt
                          (b) Kenyon W. Murphy

                   (38)   Nonqualified Stock Option           Reference is made to Exhibit
                          Agreements For Executive Officers   10(iii)A(8) of registrant's Form
                          and Business Unit Presidents        10-Q for the quarter ended
                          Effective Beginning September 23,   November 30, 1997, which is
                          1997 between National Service       incorporated herein by reference.
                          Industries, Inc. and
                          (a) James S. Balloun
                          (b) Brock A. Hattox
                          (c) J. Randolph Zook

                   (39)   Nonqualified Stock Option           Filed with the Securities and
                          Agreements Effective Beginning      Exchange Commission as part of
                          September 23, 1997 between          this Form 10-K.
                          National Service Industries, Inc.
                          and
                          (a) Kenneth W. Honeycutt
                          (b) Kenyon W. Murphy

                   (40)   Nonqualified Stock Option           Reference is made to Exhibit
                          Agreements for Executive Officers   10(iii)A(2) of registrant's Form
                          Effective Beginning September 22,   10-Q for the quarter ended
                          1998 between National Service       November 30, 1998, which is
                          Industries, Inc. and                incorporated herein by reference.
                          (a) James S. Balloun
                          (b) Brock A. Hattox
                          (c) J. Randolph Zook

                   (41)   Nonqualified Stock Option           Filed with the Securities and
                          Agreements Effective Beginning      Exchange Commission as part of
                          September 22, 1998 between          this Form 10-K.
                          National Service Industries, Inc.
                          and
                          (a) Kenneth W. Honeycutt
                          (b) John K. Morgan
                          (c) Kenyon W. Murphy

                   (42)   Nonqualified Stock Option           Reference is made to Exhibit
                          Agreements (Surrendered             10(iii)A(3) of registrant's Form
                          Aspiration Award) between           10-Q for the quarter ended
                          National Service

                       NATIONAL SERVICE INDUSTRIES, INC.

                                  EXHIBIT LIST

                          Industries, Inc. and:               February 29, 2000, which is
                                                              incorporated herein by reference.
                          (a) James S. Balloun
                          (b) Brock A. Hattox

                   (43)   Amendment to Stock Option           Filed with the Securities and
                          Agreement (Surrendered Aspiration   Exchange Commission as part of
                          Award) between National Service     this Form 10-K.
                          Industries, Inc. and Brock A.
                          Hattox

                   (44)   Nonqualified Stock Option           Reference is made to Exhibit
                          Agreements for Executive Officers   10(iii)A(5) of registrant's Form
                          and Business Unit Presidents        10-Q for the quarter ended
                          Effective Beginning January 5,      February 29, 2000, which is
                          2000 between National Service       incorporated herein by reference.
                          Industries, Inc. and:
                          (a) James S. Balloun
                          (b) Brock A. Hattox
                          (c) Richard W. LeBer
                          (d) J. Randolph Zook

                   (45)   Nonqualified Stock Option           Filed with the Securities and
                          Agreements Effective Beginning      Exchange Commission as part of
                          January 5, 2000 between National    this Form 10-K.
                          Service Industries, Inc. and
                          (a) Kenneth W. Honeycutt
                          (b) John K. Morgan
                          (c) Kenyon W. Murphy

                   (46)   Nonqualified Stock Option           Reference is made to Exhibit
                          Agreements for Executive Officers   10(iii)A(2) of registrant's Form
                          Effective Beginning October 4,      10-Q for the quarter ended
                          2000 between National Service       November 30, 2000, which is
                          Industries, Inc. and:               incorporated herein by reference.
                          (a) James S. Balloun
                          (b) Brock A. Hattox

                   (47)   Nonqualified Stock Option           Reference is made to Exhibit
                          Agreements for Executive Officers   10(iii)A(3) of registrant's Form
                          and Business Unit Presidents        10-Q for the quarter ended
                          Effective Beginning October 24,     November 30, 2000, which is
                          2000 between National Service       incorporated herein by reference.
                          Industries, Inc. and:
                          (a) James S. Balloun
                          (b) Brock A. Hattox
                          (c) James H. Heagle
                          (d) Kenneth W. Honeycutt
                          (e) John K. Morgan
                          (f) Kenyon W. Murphy
                          (g) Joseph G. Parham, Jr.
                          (h) J. Randolph Zook

                   (48)   (a) Benefits Protection Trust       Reference is made to Exhibit
                          Agreement Dated July 5, 1990,       10(iii)A(n) of registrant's Form
                          between National Service            10-K for the fiscal year ended
                          Industries,

                       NATIONAL SERVICE INDUSTRIES, INC.

                                  EXHIBIT LIST

                          Inc. and Wachovia Bank and Trust    August 31, 1990, which is
                          Company                             incorporated herein by reference.

                          (b) Amendment to Benefits           Reference is made to Exhibit
                          Protection Trust Agreement          10(iii)A(12)(c) of registrant's
                          between National Service            Form 10-K for the fiscal year
                          Industries, Inc. and Wachovia       ended August 31, 1996, which is
                          Bank and Trust Company and          incorporated herein by reference.
                          Adoption, Dated August 31, 1996

                          (c) Amendment No. 2 to Benefits     Reference is made to Exhibit
                          Protection Trust Agreement          10(iii)A(3) of registrant's Form
                          between National Service            10-Q for the quarter ended
                          Industries, Inc. and Wachovia       November 30, 1997, which is
                          Bank and Trust Company, Dated       incorporated herein by reference.
                          September 23, 1997

                          (d) Amended Schedule 1 of           Reference is made to Exhibit
                          Benefits Protection Trust           10(iii)A(4) of registrant's Form
                          Agreement between National          10-Q for the quarter ended
                          Service Industries, Inc. and        November 30, 1997, which is
                          Wachovia Bank and Trust Company,    incorporated herein by reference.
                          Dated September 23, 1997

                          (e) Amendment No. 3 to Benefits     Reference is made to Exhibit
                          Protection Trust Agreement          10(iii)A(4) of registrant's Form
                          between National Service            10-Q for the quarter ended
                          Industries, Inc. and Wachovia       November 30, 1998, which is
                          Bank, N.A. (formerly Wachovia       incorporated herein by reference.
                          Bank and Trust Company), Dated
                          January 6, 1999.

                   (49)   (a) Executive Benefits Trust        Reference is made to Exhibit
                          Agreement Dated July 5, 1990,       10(iii)A(o) of registrant's Form
                          between National Service            10-K for the fiscal year ended
                          Industries, Inc. and Wachovia       August 31, 1990, which is
                          Bank and Trust Company              incorporated herein by reference.

                          (b) Amendment to Executive          Reference is made to Exhibit
                          Benefits Trust Agreement between    10(iii)A(13) of registrant's Form
                          National Service Industries, Inc.   10-K for the fiscal year ended
                          and Wachovia Bank and Trust         August 31, 1996, which is
                          Company and Adoption, Dated         incorporated herein by reference.
                          August 31, 1996

                          (c) Amended Schedule 1 of           Reference is made to Exhibit
                          Executive Benefits Trust            10(iii)A(5) of registrant's Form
                          Agreement between National          10-Q for the quarter ended
                          Service Industries, Inc. and        November 30, 1997, which is
                          Wachovia Bank, N.A. (formerly       incorporated herein by reference.
                          Wachovia Bank and Trust Company),
                          Dated September 23, 1997

                          (d) Amendment No. 2 to Executive    Reference is made to Exhibit
                          Benefits Trust Agreement between    10(iii)A(5) of registrant's Form
                          National Service Industries, Inc.   10-Q for the quarter ended
                          and Wachovia Bank, N.A. (formerly   November 30, 1998, which is
                          Wachovia Bank and Trust Company),   incorporated herein by reference.
                          Dated January 6, 1999.

                   (50)   (a) National Service Industries,    Reference is made to Exhibit
                          Inc. 1992 Nonemployee Directors'    10(iii)A(o) of registrant's Form
                          Stock Option Plan, Effective        10-K for the fiscal year ended
                          September 16,

                       NATIONAL SERVICE INDUSTRIES, INC.

                                  EXHIBIT LIST

                          1992                                August 31, 1992, which is
                                                              incorporated herein by reference.

                          (b) First Amendment to the          Reference is made to Exhibit
                          National Service Industries, Inc.   10(iii)A(13)(b) of registrant's
                          1992 Nonemployee Directors' Stock   Form 10-K for the fiscal year
                          Option Plan, Dated March 24, 1998   ended August 31, 1998, which is
                                                              incorporated herein by reference.

                          (c) Second Amendment to the         Reference is made to Exhibit
                          National Service Industries, Inc.   10(iii)A(1) of registrant's Form
                          1992 Nonemployee Directors' Stock   10-Q for the quarter ended
                          Option Plan, Dated January 5,       November 30, 1999, which is
                          2000                                incorporated herein by reference.

                   (51)   Nonemployee Directors' Stock        Reference is made to Exhibit
                          Option Agreement between National   10(iii)A(q) of registrant's Form
                          Service Industries, Inc. and        10-K for the fiscal year ended
                                                              August 31, 1994, which is
                          (a) John L. Clendenin               incorporated herein by reference.
                          (b) Robert M. Holder, Jr.
                          (c) James C. Kennedy
                          (d) Bernard Marcus
                          (e) John G. Medlin, Jr.
                          (f) Dr. Betty L. Siegel
                          (g) Barrie A. Wigmore
                          (h) Thomas C. Gallagher
                          (i) Herman J. Russell
                          (j) Samuel A. Nunn

                   (52)   Stock Option Agreement for          Reference is made to Exhibit
                          Nonemployee Directors Dated March   10(iii)A of registrant's Form
                          19, 1997 between National Service   10-Q for the quarter ended May
                          Industries, Inc. and                31, 1997, which is incorporated
                                                              herein by reference.
                          (a)  John L. Clendenin
                          (b)  Samuel A. Nunn

                   (53)   Nonemployee Directors' Stock        Reference is made to Exhibit
                          Option Agreement Dated January 5,   10(iii)A(1) of the registrant's
                          2000 between National Service       Form 10-Q for the quarter ended
                          Industries, Inc. and                February 29, 2000, which is
                                                              incorporated herein by reference.
                          (a) Leslie M. Baker, Jr.
                          (b) John L. Clendenin
                          (c) Thomas C. Gallagher
                          (d) Bernard Marcus
                          (e) Samuel A. Nunn
                          (f) Ray M. Robinson
                          (g) Herman J. Russell
                          (h) Betty L. Siegel
                          (i) Kathy Brittain White
                          (j) Barrie A. Wigmore
                          (k) Neil Williams

                   (54)   Nonemployee Directors' Stock        Reference is made to Exhibit
                          Option Agreement Dated December     10(iii)A(1) of registrant's
                          21, 2000

                       NATIONAL SERVICE INDUSTRIES, INC.

                                  EXHIBIT LIST

                          between National Service            Form 10-Q for the quarter ended
                          Industries, Inc. and                February 28, 2001, which is
                                                              incorporated herein by reference.
                          (a) Leslie M. Baker, Jr.
                          (b) John L. Clendenin
                          (c) Thomas C. Gallagher
                          (d) Samuel A. Nunn
                          (e) Roy Richards, Jr.
                          (f) Ray M. Robinson
                          (g) Betty L. Siegel
                          (h) Neil Williams

                   (55)   (a) National Service Industries,    Reference is made to Exhibit
                          Inc. Executive Savings Plan,        10(iii)A(s) of registrant's Form
                          Effective September 1, 1994         10-K for the fiscal year ended
                                                              August 31, 1994, which is
                                                              incorporated herein by reference.

                          (b) Amendment No. 1 to National     Reference is made to Exhibit
                          Service Industries, Inc.            10(iii)A(17)(b) of registrant's
                          Executive Savings Plan, Dated       Form 10-K for the fiscal year
                          August 31, 1996                     ended August 31, 1996, which is
                                                              incorporated herein by reference.

                   (56)   (a) National Service Industries,    Reference is made to Exhibit
                          Inc. Nonemployee Director           10(iii)A(26) of registrant's Form
                          Deferred Stock Unit Plan,           10-K for the fiscal year ended
                          Effective June 1, 1996              August 31, 1996, which is
                                                              incorporated herein by reference.

                          (b) Amendment No. 1 to National     Reference is made to Exhibit
                          Service Industries, Inc.            10(iii)A(6) of registrant's Form
                          Nonemployee Director Deferred       10-Q for the quarter ended
                          Stock Unit Plan, Effective          November 30, 1997, which is
                          December 1, 1997                    incorporated herein by reference.

                          (c) Amendment No. 2 to National     Reference is made to Exhibit
                          Service Industries, Inc.            10(iii)A(19)(c) of registrant's
                          Nonemployee Director Deferred       Form 10-K for the fiscal year
                          Stock Unit Plan, Effective          ended August 31, 1998, which is
                          December 31, 1997                   incorporated herein by reference.

                   (57)   Employment Letter Agreement         Reference is made to Exhibit
                          between National Service            10(iii)A(28) of registrant's Form
                          Industries, Inc. and Brock A.       10-K for the fiscal year ended
                          Hattox, Dated August 26, 1996       August 31, 1996, which is
                                                              incorporated herein by reference.

                   (58)   Employment Letter Agreement         Reference is made to Exhibit
                          between National Service            10(iii)A(2) of registrant's Form
                          Industries, Inc. and James S.       10-Q for the quarter ended
                          Balloun, Dated February 1, 1996     November 30, 1997, which is
                                                              incorporated herein by reference.

                          [refiled to disclose confidential
                          information previously omitted
                          and

                       NATIONAL SERVICE INDUSTRIES, INC.

                                  EXHIBIT LIST

                          filed separately with the
                          Securities and Exchange
                          Commission]

                   (59)   Employment Letter Agreement         Filed with the Securities and
                          between National Service            Exchange Commission as part of
                          Industries, Inc. and James H.       this Form 10-K.
                          Heagle Dated March 28, 2000

                   (60)   Employment Letter Agreement         Reference is made to Exhibit
                          between National Service            10(iii)A(2) of registrant's Form
                          Industries, Inc. and Joseph G.      10-Q for the quarter ended May
                          Parham, Jr., Dated May 3, 2000      31, 2000, which is incorporated
                                                              herein by reference.

                   (61)   Employment Letter Agreement         Filed with the Securities and
                          between National Service            Exchange Commission as part of
                          Industries, Inc. and Brock A.       this Form 10-K.
                          Hattox Effective as of November
                          30, 2001

                   (62)   (a) Aspiration Achievement          Filed with the Securities and
                          Incentive Award Agreements for      Exchange Commission as part of
                          the Performance Cycle beginning     this Form 10-K.
                          September 1, 1998 between
                          National Service Industries, Inc.
                          and
                          (i)   James S. Balloun
                          (ii)  Brock A. Hattox
                          (iii) Kenneth W. Honeycutt
                          (iv)  Richard W. LeBer
                          (v)   John K. Morgan
                          (vi)  J. Randolph Zook

                          [refiled to disclose confidential
                          information previously omitted
                          and filed separately with the
                          Securities and Exchange
                          Commission]

                          (b) Amendment of the Aspiration     Filed with the Securities and
                          Achievement Incentive Award         Exchange Commission as part of
                          Agreements for the Performance      this Form 10-K.
                          Cycle Ending August 31, 2001
                          between National Service
                          Industries, Inc. and
                          (i)   James S. Balloun
                          (ii)  Brock A. Hattox
                          (iii) Kenneth W. Honeycutt
                          (iv)  Richard W. LeBer
                          (v)   John K. Morgan
                          [refiled to disclose confidential
                          information previously omitted
                          and filed separately with the
                          Securities and Exchange
                          Commission]

                   (63)   Aspiration Achievement Incentive    Reference is made to Exhibit
                          Award Agreements for the            10(iii)A(40) of registrant's Form
                          Performance Cycle beginning         10-K for the fiscal year ended
                          September 1, 1999 between           August 31, 1999, which is
                          National                            incorporated herein

                       NATIONAL SERVICE INDUSTRIES, INC.

                                  EXHIBIT LIST

                          Service Industries, Inc. and        by reference, for James S.
                                                              Balloun and Brock A. Hattox.
                                                              Aspiration Achievement Award
                                                              Agreements for Kenneth W.
                                                              Honeycutt, Richard W. LeBer, John
                                                              K. Morgan, Kenyon W. Murphy, and
                                                              J. Randolph Zook were filed with
                                                              the Securities and Exchange
                                                              Commission as part of this Form
                                                              10-K.
                          (a)  James S. Balloun
                          (b)  Brock A. Hattox
                          (c)  Kenneth W. Honeycutt
                          (d)  Richard W. LeBer
                          (e)  John K. Morgan
                          (f)  Kenyon W. Murphy
                          (g)  J. Randolph Zook

                          [a confidential portion of which
                          has been omitted and filed
                          separately with the Securities
                          and Exchange Commission]

                   (64)   Aspiration Achievement Incentive    Filed with the Securities and
                          Award Agreement for the             Exchange Commission as part of
                          Performance Cycle beginning         this Form 10-K.
                          September 1, 1998 between
                          National Service Industries, Inc.
                          and James H. Heagle, Dated May 1,
                          2000

                   (65)   Aspiration Achievement Incentive    Filed with the Securities and
                          Award Agreement for the             Exchange Commission as part of
                          Performance Cycle beginning         this Form 10-K.
                          September 1, 1998 between
                          National Service Industries, Inc.
                          and Joseph G. Parham, Jr., Dated
                          May 15, 2000

                          [refiled to disclose confidential
                          information previously omitted
                          and filed separately with the
                          Securities and Exchange
                          Commission]

                   (66)   Aspiration Achievement Incentive    Filed with the Securities and
                          Award Agreement for the             Exchange Commission as part of
                          Performance Cycle beginning         this Form 10-K.
                          September 1, 1999 between
                          National Service Industries, Inc.
                          and James H. Heagle, Dated May 1,
                          2000

                          [a confidential portion of which
                          has been omitted and filed
                          separately with the Securities
                          and Exchange Commission]

                   (67)   Aspiration Achievement Incentive    Reference is made to Exhibit
                          Award Agreement for the             10(iii)A(7) of registrant's Form
                          Performance Cycle beginning         10-Q for the quarter ended May
                                                              31,

                       NATIONAL SERVICE INDUSTRIES, INC.

                                  EXHIBIT LIST

                          September 1, 1999 between           2000, which is incorporated
                          National Service Industries, Inc.   herein by reference.
                          and Joseph G. Parham, Jr., Dated
                          May 15, 2000

                          [a confidential portion of which
                          has been omitted and filed
                          separately with the Securities
                          and Exchange Commission]

                   (68)   (a) National Service Industries,    Reference is made to Exhibit
                          Inc. Supplemental Deferred          10(iii)A(9) of registrant's Form
                          Savings Plan, Effective September   10-Q for the quarter ended
                          18, 1996                            November 30, 1996, which is
                                                              incorporated herein by reference.

                          (b) Amendment No. 1 to National     Reference is made to Exhibit
                          Service Industries, Inc.            10(iii)A(23)(b) of registrant's
                          Supplemental Deferred Savings       Form 10-K for the fiscal year
                          Plan, Dated December 29, 1997       ended August 31, 1999, which is
                                                              incorporated herein by reference.

                   (69)   National Service Industries, Inc.   Reference is made to Exhibit
                          Management Compensation and         10(iii)A(31) of registrant's Form
                          Incentive Plan as Amended and       10-K for the fiscal year ended
                          Restated, Effective as of           August 31, 1998, which is
                          September 1, 1998.                  incorporated herein by reference.

                   (70)   Severance Letter Agreements Dated   Filed with the Securities and
                          as of October 5, 2001 Between       Exchange Commission as part of
                          National Service Industries, Inc.   this Form 10-K.
                          and
                          (a) Richard W. LeBer
                          (b) J. Randolph Zook

                   (71)   Employment Letter Agreement,        Filed with the Securities and
                          Dated October 24, 2001, between     Exchange Commission as part of
                          National Service Industries, Inc.   the Form 10-K.
                          and John Morgan

EXHIBIT 12                Ratio of Earnings to Fixed          Reference is made to Exhibit 12
                          Charges                             of registrant's Form 10-Q for the
                                                              quarter ended May 31, 2000, which
                                                              is incorporated herein by
                                                              reference.

EXHIBIT 21                List of Subsidiaries                66

EXHIBIT 23                Consent of Independent Public       67
                          Accountants

EXHIBIT 24                Powers of Attorney                  Filed with the Securities and
                                                              Exchange Commission as part of
                                                              this Form 10-K.

     (b) An 8-K was filed on June 29, 2001 related to the board of director's authorization for management to pursue a plan to spin-off the Company's lighting equipment and chemicals businesses.

     (c) Exhibits 2, 9, 11, 13, 18, and 22 have been omitted because they are not applicable.

     (d) Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NATIONAL SERVICE INDUSTRIES, INC.

                                          BY:      /s/ HELEN D. HAINES
                                            ------------------------------------
                                                      HELEN D. HAINES
                                                Vice President and Secretary

Date: November 29, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURE                                    TITLE                      DATE
                    ---------                                    -----                      ----

                        *                            Chairman, President, and Chief   November 29, 2001
 ------------------------------------------------    Executive Officer and Director
                 James S. Balloun


                        *                             Executive Vice President and    November 29, 2001
 ------------------------------------------------       Chief Financial Officer
                   Brock Hattox


                        *                            Vice President and Controller    November 29, 2001
 ------------------------------------------------
               Robert R. Burchfield


                        *                                       Director              November 29, 2001
 ------------------------------------------------
                John L. Clendenin


                        *                                       Director              November 29, 2001
 ------------------------------------------------
               Thomas C. Gallagher


                        *                                       Director              November 29, 2001
 ------------------------------------------------
                  Neil Williams


                        *                                       Director              November 29, 2001
 ------------------------------------------------
                Roy Richards, Jr.


                        *                                       Director              November 29, 2001
 ------------------------------------------------
                 L. M. Baker, Jr.


                        *                                       Director              November 29, 2001
 ------------------------------------------------
                 Betty L. Siegel


                        *                                       Director              November 29, 2001
 ------------------------------------------------
                 Ray M. Robinson

                    SIGNATURE                                    TITLE                      DATE
                    ---------                                    -----                      ----


                        *                                       Director              November 29, 2001
 ------------------------------------------------
               Kathy Brittain White


                        *                                       Director              November 29, 2001
 ------------------------------------------------
                Peter C. Browning


 *By:              /s/ KENYON W. MURPHY                     Attorney-in-Fact
        -----------------------------------------
                     Kenyon W. Murphy

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE II

To National Service Industries, Inc.:

     We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in NATIONAL SERVICE INDUSTRIES, INC. and subsidiaries' Form 10-K, and have issued our report thereon dated November 29, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 in this Form 10-K is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP

Atlanta, Georgia
November 29, 2001

                                                                     SCHEDULE II

                       NATIONAL SERVICE INDUSTRIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED AUGUST 31, 2001, 2000, AND 1999
                                 (IN THOUSANDS)

                                                      ADDITIONS CHARGED TO
                                        BALANCE AT   -----------------------                   BALANCE AT
                                        BEGINNING    COSTS AND      OTHER                        END OF
                                        OF PERIOD    EXPENSES    ACCOUNTS(1)   DEDUCTIONS(2)     PERIOD
                                        ----------   ---------   -----------   -------------   ----------
YEAR ENDED AUGUST 31, 2001:
  Deducted in the balance sheet from
     the asset to which it applies --
     Reserve for doubtful accounts....     $739        2,345           19          1,305         $1,798
                                           ====        =====        =====          =====         ======

YEAR ENDED AUGUST 31, 2000:
  Deducted in the balance sheet from
     the asset to which it applies --
     Reserve for doubtful accounts....     $639        2,125           --          2,025         $  739
                                           ====        =====        =====          =====         ======

YEAR ENDED AUGUST 31, 1999:
  Deducted in the balance sheet from
     the asset to which it applies --
     Reserve for doubtful accounts....     $665          906          113          1,045         $  639
                                           ====        =====        =====          =====         ======

---------------

(1) Recoveries credited to reserve, reserves recorded in acquisitions, and reserves removed in sale of businesses.

(2) Uncollectible accounts written off.