Form 10-Q
period 2001-11-30
NATIONAL SERVICE INDUSTRIES INC
filed 2002-01-11
CIK 70538

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2001.

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________  to ____________________.

Commission file number 1-3208.

                       NATIONAL SERVICE INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    58-0364900
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

       1420 Peachtree Street, N.E., Atlanta, Georgia       30309-3002
-------------------------------------------------------------------------------
         (Address of principal executive offices)          (Zip Code)

                                 (404) 853-1000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                     None
-------------------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

Common Stock - $1.00 Par Value 10,327,867* shares as of December 31, 2001.


* Outstanding shares as of December 31, 2001 have been adjusted to reflect the impact of the Company's one-for-four reverse stock split effected on January 7, 2001

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX


                                                                                                     Page No.
                                                                                                     --------

PART I.  FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS (Unaudited) -
                   NOVEMBER 30, 2001 AND AUGUST 31, 2001                                                  3

                   CONSOLIDATED STATEMENTS OF INCOME (Unaudited) -
                   THREE  MONTHS ENDED NOVEMBER 30, 2001 AND 2000                                         4

                   CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) -
                   THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000                                          5

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)                              6-14

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                                                15-17

          ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK                                                                           17

PART II.  OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS                                                                     18

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                   18

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                      18

SIGNATURES                                                                                               18

INDEX TO EXHIBITS                                                                                        19

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                       NATIONAL SERVICE INDUSTRIES, INC.
                       (In thousands, except share data)


                                                                              November 30,             August 31,
                                                                                 2001                    2001
                                                                              ------------            -----------

ASSETS
Current Assets:
     Receivables, less reserves for doubtful accounts of $1,922 at
       November 30, 2001 and $1,798 at  August 31, 2001                       $    62,202             $    60,406
     Inventories, at the lower of cost (on a first-in,
       first-out basis) or market                                                  18,791                  19,195
     Linens in service, net of amortization                                        54,063                  56,910
     Deferred income taxes                                                         13,789                   9,138
     Prepayments                                                                    4,239                  11,300
     Insurance receivable (Note 8)                                                 27,269                  28,616
     Other current assets                                                           3,257                     804
                                                                              -----------             -----------
         Total Current Assets                                                     183,610                 186,369

Property, Plant, and Equipment, at cost:
     Land                                                                          12,898                  12,775
     Buildings and leasehold improvements                                          55,635                  57,433
     Machinery and equipment                                                      258,806                 258,344
                                                                              -----------             -----------
         Total Property, Plant, and Equipment                                     327,339                 328,552
     Less - Accumulated depreciation and amortization                             161,785                 157,507
                                                                              -----------             -----------
         Property, Plant, and Equipment - net                                     165,554                 171,045

Other Assets:
     Goodwill                                                                          --                  28,432
     Other intangibles                                                              8,148                   8,629
     Insurance receivable (Note 8)                                                 66,585                  66,574
     Other                                                                         37,203                  37,049
                                                                              -----------             -----------
         Total Other Assets                                                       111,936                 140,684
     Net assets of discontinued operations (Note 5)                                    --                 400,296
                                                                              -----------             -----------
             Total Assets                                                     $   461,100             $   898,394
                                                                              ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt (Note 7)                            $     1,033             $     1,011
     Notes payable (Note 7)                                                         2,240                   1,999
     Accounts payable                                                              23,319                  28,164
     Accrued salaries, commissions, and bonuses                                     7,274                   7,050
     Current portion of self-insurance reserves                                     3,269                   3,119
     Environmental reserve (Note 9)                                                 6,967                   7,291
     Current portion of litigation reserve (Note 8)                                27,439                  30,453
     Other accrued liabilities                                                     26,578                  19,561
                                                                              -----------             -----------
         Total Current Liabilities                                                 98,119                  98,648

Long-Term Debt, less current maturities (Note 7)                                    1,723                   1,990
                                                                              -----------             -----------
Deferred Income Taxes                                                              23,098                  32,431
                                                                              -----------             -----------
Self-Insurance Reserves, less current portion                                      13,100                  12,477
                                                                              -----------             -----------
Litigation Reserve, less current portion (Note 8)                                  83,091                  82,917
                                                                              -----------             -----------
Other Long-Term Liabilities                                                         7,164                   7,303
                                                                              -----------             -----------

Commitments and Contingencies (Notes 8 and 9)

Stockholders' Equity:

     Series A participating preferred stock, $.05
       stated value, 500,000 shares authorized, none issued
     Preferred stock, no par value, 500,000 shares
       authorized, none issued
     Common stock, $1 par value, 120,000,000 shares
       authorized, 14,479,745 shares issued (Note 11)                              14,480                  14,480
     Paid-in capital                                                               72,495                  72,860
     Retained earnings                                                            565,183                 995,537
     Unearned compensation on restricted stock                                       (137)                   (880)
     Accumulated other comprehensive income                                           (43)                    (43)
                                                                              -----------             -----------
                                                                                  651,978               1,081,954
     Less - Treasury stock, at cost (4,151,878 shares at
       November 30, 2001 and 4,173,299 shares at August 31, 2001)                 417,173                 419,326
                                                                              -----------             -----------
         Total Stockholders' Equity                                               234,805                 662,628
                                                                              -----------             -----------
              Total Liabilities and Stockholders' Equity                      $   461,100             $   898,394
                                                                              ===========             ===========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                     (In thousands, except per-share data)


                                                                                        THREE MONTHS ENDED
                                                                                            NOVEMBER 30
                                                                                  ------------------------------
                                                                                    2001                 2000
                                                                                  ---------             --------

Sales and Service Revenues:
      Service revenues                                                            $  78,836             $ 81,107
      Net sales of products                                                          55,553               59,580
                                                                                  ---------             --------
           Total Revenues                                                           134,389              140,687
                                                                                  ---------             --------

Costs and Expenses:
      Cost of services                                                               47,764               46,433
      Cost of products sold                                                          42,016               46,036
      Selling and administrative expenses                                            44,758               41,403
      Restructuring expense and other charges (Note 10)                               5,820                   --
      Amortization expense                                                              481                  715
      Interest expense                                                                  111                  439
      Other (income) expense, net                                                      (481)               1,924
                                                                                  ---------             --------
           Total Costs and Expenses                                                 140,469              136,950
                                                                                  ---------             --------

(Loss) income from continuing operations before income taxes
and cumulative effect of a change in accounting principle                            (6,080)               3,737

Income tax (benefit) expense                                                         (2,432)               1,383
                                                                                  ---------             --------

(Loss) income from continuing operations before cumulative effect
of a change in accounting principle                                                  (3,648)               2,354
                                                                                  ---------             --------

Discontinued Operations (Note 5):
      Income from discontinued operations, net of tax of $7,066
        in 2001 and $8,329 in 2000                                                   11,534               14,183
      Costs associated with effecting the spin-off, net of
        tax benefit of  $717                                                        (19,069)                  --
                                                                                  ---------             --------
                 Total Discontinued Operations                                       (7,535)              14,183
                                                                                  ---------             --------

Cumulative effect of a change in accounting principle, net of
tax benefit of $10,830                                                              (17,602)                  --
                                                                                  ---------             --------

Net (Loss) Income                                                                 $ (28,785)            $ 16,537
                                                                                  =========             ========

Basic and diluted earnings per share (split adjusted):
      (Loss) earnings per share from continuing operations before
        cumulative effect of a change in accounting principle                     $   (0.35)            $   0.23

      Discontinued operations:
      Income from discontinued operations, net of tax                                  1.12                 1.39
      Costs associated with effecting the spin-off, net of tax benefit                (1.85)                  --
                                                                                  ---------             --------
                  Total Discontinued Operations                                       (0.73)                1.39
                                                                                  ---------             --------

      Cumulative effect of a change in accounting principle,
        net of tax benefit                                                            (1.71)                  --
                                                                                  ---------             --------
      Net (Loss) Income                                                           $   (2.79)            $   1.62
                                                                                  =========             ========

      Basic Weighted Average Number of Shares Outstanding                            10,305               10,235
                                                                                  =========             ========

      Diluted Weighted Average Number of Shares Outstanding                          10,305               10,239
                                                                                  =========             ========


  The accompanying notes to consolidated financial statements are an integral part of these statements.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                                 (In thousands)


                                                                                                        THREE MONTHS ENDED
                                                                                                           NOVEMBER 30
                                                                                                    -------------------------
                                                                                                      2001             2000
                                                                                                    --------         --------

Cash Provided by (Used for) Operating Activities:
      Net (loss) income from continuing operations                                                  $ (3,648)        $  2,354
      Adjustments to reconcile net income to net cash provided by (used for) operating activities:
           Depreciation and amortization                                                               6,534            6,929
           Provision for losses on accounts receivable                                                   495              590
           (Gain) loss on the sale of property, plant, and equipment                                     (78)           1,707
           Restructuring expense and other charges                                                     5,820               --
           Change in assets and liabilities, net of effect of acquisitions and divestitures-
                Receivables                                                                           (2,291)          (3,468)
                Inventories and linens in service, net                                                 2,975            1,943
                Deferred income taxes                                                                 (2,437)           4,928
                Prepayments and other current assets                                                  (2,043)          (2,194)
                Accounts payable and accrued liabilities                                              (2,199)             155
                Self-insurance reserves and other long-term liabilities                                  663           (3,290)
                                                                                                    --------         --------
                      Net Cash Provided by Continuing Operations                                       3,791            9,654
                      Net Cash Provided by Discontinued Operations                                     6,935            7,312
                                                                                                    --------         --------
                      Net Cash Provided by Operating Activities                                       10,726           16,966
                                                                                                    --------         --------

Cash Provided by (Used for) Investing Activities:
      Purchases of property, plant, and equipment                                                     (4,996)          (3,312)
      Sale of property, plant, and equipment                                                             354              183
      Acquisitions                                                                                        --             (200)
      Change in other assets                                                                            (149)            (844)
                                                                                                    --------         --------
           Net Cash Used for Investing Activities                                                     (4,791)          (4,173)
                                                                                                    --------         --------

Cash Provided by (Used for) Financing Activities:
      Borrowings of notes payable, net                                                                   241               --
      Repayments of long-term debt                                                                      (245)              --
      Treasury stock transactions, net                                                                   679              754
      Cash dividends paid                                                                             (6,610)         (13,547)
                                                                                                    --------         --------
           Net Cash Used for Financing Activities                                                     (5,935)         (12,793)
                                                                                                    --------         --------

Net Change in Cash and Cash Equivalents                                                                   --               --

Cash and Cash Equivalents at Beginning of Period                                                          --               --
                                                                                                    --------         --------

Cash and Cash Equivalents at End of Period                                                          $     --         $     --
                                                                                                    ========         ========

Supplemental Cash Flow Information:
      Income taxes paid during the period                                                           $  3,443         $  3,308
      Interest paid during the period                                                                 12,888            9,674

Noncash Activities:
      Treasury shares issued under long-term incentive plan                                         $  1,109         $  4,551
      Cumulative effect of a change in accounting principle                                           28,432               --


  The accompanying notes to consolidated financial statements are an integral part of these statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
            (Dollar amounts in thousands, except per-share data and
                       information contained in Note 8)


1.       BASIS OF PRESENTATION

On November 7, 2001, management of National Service Industries, Inc. ("NSI" or the "Company") approved the spin-off of its lighting equipment and chemicals businesses into a separate publicly-traded company with its own management and board of directors. The spin-off was effected on November 30, 2001 through a tax-free distribution ("Distribution") of 100% of the outstanding shares of common stock of Acuity Brands, Inc. ("Acuity"), a wholly-owned subsidiary of NSI owning and operating the lighting equipment and chemicals businesses. Each NSI stockholder of record as of November 16, 2001, the record date for the distribution, received one share of Acuity common stock for each share of NSI common stock held at that date.

Certain NSI corporate assets, liabilities, and expenses have been allocated to Acuity based on an estimate of the proportion of corporate amounts allocable to Acuity, utilizing such factors as revenues, number of employees, and other relevant factors. As a result of the spin-off, the Company's financial statements have been prepared with Acuity's net assets, results of operations, and cash flows presented as discontinued operations. All historical statements have been restated to conform with this presentation. In the opinion of management, the allocations have been made on a reasonable basis.

The interim consolidated financial statements included herein have been prepared by the Company without audit and the consolidated balance sheet as of August 31, 2001 has been derived from audited statements. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of November 30, 2001, the consolidated results of operations for the three months ended November 30, 2001 and 2000, and the consolidated cash flows for the three months ended November 30, 2001 and 2000. Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

The results of operations for the three months ended November 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year because the Company's revenues and income are generally higher in the second half of its fiscal year and because of the uncertainty of general business conditions.

2.       RECENT ACCOUNTING STANDARDS

NEWLY ADOPTED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141 ("SFAS 141") "Business Combinations," and Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a new method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value.) Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value based approach.

The Company adopted SFAS 142 as of September 1, 2001. Summarized information for the Company's acquired intangible assets is as follows:

Acquired Intangible Assets


                                            November 30, 2001                     August 31, 2001
                                    --------------------------------       -------------------------------
                                    Gross Carrying       Accumulated       Gross Carrying     Accumulated
                                        Amount          Amortization           Amount         Amortization
                                    --------------      ------------       --------------     ------------

Amortized intangible assets
  Customer contracts                   $10,215            $(2,707)            $10,215            $(2,348)
  Other                                  1,428               (788)              1,428               (666)
                                       -------            -------             -------            -------
       Total                           $11,643            $(3,495)            $11,643            $(3,014)
                                       =======            =======             =======            =======

The Company amortizes customer contracts over estimated useful lives of seven years. Other acquired intangible assets consisting primarily of restrictive covenant agreements are amortized over the lives of the agreements, which average approximately four years. The Company recorded amortization expense of $481 and $417 related to intangible assets in the first three months of fiscal 2002 and fiscal 2001, respectively.

The changes in the carrying amount of goodwill during the period are summarized as follows:


                                                     Textile
                                                     Rental              Envelope              Total
                                                     -------             --------             --------

Balance as of August 31, 2001                        $ 4,162             $ 24,270             $ 28,432
     Goodwill acquired during the quarter                 --                   --                   --
     Transitional impairment losses                   (4,162)             (24,270)             (28,432)
                                                     -------             --------             --------
Balance as of November 30, 2001                      $    --             $     --             $     --
                                                     =======             ========             ========

The textile rental and envelope segments each tested goodwill for impairment during the first quarter of 2002 as required by SFAS 142 upon adoption, utilizing a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach and a comparable transaction approach. As a result of this valuation process as well as the application of the remaining provisions of SFAS 142, the Company recorded a pre-tax transitional impairment loss of $28,432, representing the write-off of all of the Company's existing goodwill. This write-off was reported as a cumulative effect of a change in accounting principle, on a net of tax basis, in the Company's Consolidated Statement of Income for the three months ended November 30, 2001.

Prior to the adoption of SFAS 142 in September 2001, the Company amortized goodwill over estimated useful lives ranging from 10 years to 30 years. Had the Company accounted for goodwill consistent with the provisions of SFAS 142 in prior periods, the Company's income from continuing operations and net income would have been affected as follows:


                                                      Three Months Ended
                                                         November 30,
                                                 ----------------------------
                                                   2001                2000
                                                 --------             -------

Reported (loss) income from
     continuing operations                       $ (3,648)            $ 2,354
Add back: Goodwill amortization                        --                 188
                                                 --------             -------
Adjusted (loss) income from
     continuing operations                       $ (3,648)            $ 2,542
                                                 ========             =======
Adjusted net (loss) income                       $(28,785)            $16,725
                                                 ========             =======

Basic and diluted earnings per share:
Reported (loss) income from
     continuing operations                       $  (0.35)            $  0.23
Add back: Goodwill amortization                        --                  --
                                                 --------             -------
Adjusted (loss) income from
     continuing operations                       $  (0.35)            $  0.23
                                                 ========             =======
Adjusted net (loss) income                       $  (2.79)            $  1.62
                                                 ========             =======

3.       BUSINESS SEGMENT INFORMATION

The following tables summarize the Company's business segment information from continuing operations:


                                                                                       DEPRECIATION        CAPITAL
                                                SALES AND            OPERATING             AND           EXPENDITURES
                                                 SERVICE              PROFIT           AMORTIZATION       INCLUDING
THREE MONTHS ENDED NOVEMBER 30, 2001            REVENUES              (LOSS)             EXPENSE         ACQUISITIONS
                                                ---------            --------          ------------      ------------

Textile Rental                                  $  78,836             $(5,379)            $4,117            $4,105
Envelope                                           55,553               2,154              2,204               838
                                                ---------             -------             ------            ------
                                                  134,389              (3,225)             6,321             4,943
Corporate                                              --              (2,744)               213                53
Interest expense                                       --                (111)                --                --
                                                ---------             -------             ------            ------
Total                                           $ 134,389             $(6,080)            $6,534            $4,996
                                                =========             =======             ======            ======


                                                                                       DEPRECIATION        CAPITAL
                                                SALES AND            OPERATING             AND           EXPENDITURES
                                                 SERVICE              PROFIT           AMORTIZATION       INCLUDING
THREE MONTHS ENDED NOVEMBER 30, 2000            REVENUES              (LOSS)             EXPENSE         ACQUISITIONS
                                                ---------            --------          ------------      ------------

Textile Rental                                  $ 81,107              $ 3,727             $4,147            $2,071
Envelope                                          59,580                1,712              2,325             1,084
                                                --------              -------             ------            ------
                                                 140,687                5,439              6,472             3,155
Corporate                                             --               (1,263)               457               357
Interest expense                                      --                 (439)                --                --
                                                --------              -------             ------            ------
Total                                           $140,687              $ 3,737             $6,929            $3,512
                                                ========              =======             ======            ======


                                  Total Assets
                         -------------------------------
                         November 30,         August 31,
                            2001                2001
                         ------------         ----------

Textile Rental            $215,486            $231,422
Envelope                   114,414             141,945
                          --------            --------
Subtotal                   329,900             373,367
Corporate                  131,200             124,731
                          --------            --------
Total                     $461,100            $498,098
                          ========            ========


4.       INVENTORIES

Major classes of inventory as of November 30, 2001 and August 31, 2001 were as follows:


                                    November 30,        August 31,
                                       2001               2001
                                    ------------        ---------

Raw Materials and Supplies            $ 7,666            $ 6,716
Work-in-Process                         1,398                817
Finished Goods                          9,727             11,662
                                      -------            -------
Total                                 $18,791            $19,195
                                      =======            =======


5.       DISCONTINUED OPERATIONS

On November 7, 2001, the Company's board of directors approved the spin-off of its lighting equipment and chemicals businesses into a separate publicly-traded company with its own management and board of directors. The spin-off was effected on November 30, 2001 through a tax-free distribution of 100% of the outstanding shares of common stock of Acuity, a wholly-owned subsidiary of the Company owning and operating the lighting equipment and chemicals businesses. Each NSI stockholder of record as of November 16, 2001, the record date for the Distribution, received one share of the Acuity common stock for each share of NSI common stock held at that date.

As a result of the November 2001 spin-off, the Company's financial statements have been prepared with these businesses' net assets, results of operations, and cash flows presented as discontinued operations through the effective date of the Distribution, November 30, 2001. All historical statements have been restated to conform with this presentation.

Summarized financial information for discontinued operations is as follows:


                                                        August 31,
                                                          2001
                                                        ---------

Current Assets                                          $ 559,116
Property, Plant, and Equipment - net                      248,423
Goodwill and Other Intangibles                            468,944
Other Long-Term Assets                                     54,092
Current Liabilities                                      (442,067)
Long-Term Debt, less current maturities                  (373,707)
Other Long-Term Liabilities                              (131,503)
Accumulated Other Comprehensive Income Items               16,998
                                                        ---------
Net Assets of Discontinued Operations                   $ 400,296
                                                        =========


A summary of the operating results of the discontinued operations is as follows:


                                                   Three Months Ended November 30,
                                                   -------------------------------
                                                     2001                   2000
                                                   --------               --------

Sales                                              $481,691               $502,646
                                                   ========               ========

Income before provision for income taxes           $ 18,600               $ 22,512
Provision for income taxes                            7,066                  8,329
                                                   --------               --------
Income from discontinued operations                $ 11,534               $ 14,183
                                                   ========               ========


In conjunction with the spin-off, the Company and Acuity entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation, including a distribution agreement, a tax disaffiliation agreement, an employee benefits agreement, and a transition services agreement.

In addition, Acuity and NSI entered into a put option agreement, whereby NSI has the option to require Acuity to purchase the property where NSI's corporate headquarters are located for a purchase price equal to 85 percent of the agreed-upon fair market value of the property. This put option will commence on June 1, 2002 and expire on May 31, 2003.

6.       EARNINGS PER SHARE

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

The following table calculates basic earnings per common share and diluted earnings per common share at November 30, and reflects the January 7, 2002 one-for-four reverse stock split further described in note 11:


                                                                                              Three Months Ended
                                                                                                   November 30
                                                                                         ---------------------------------
                                                                                            2001                   2000
                                                                                         ----------             ----------

Basic weighted average shares outstanding                                                    10,305                 10,235
Add: Shares of common stock assumed issued upon exercise of dilutive stock
     options                                                                                     --                      4
                                                                                         ----------             ----------
Diluted weighted average shares outstanding                                                  10,305                 10,239
                                                                                         ==========             ==========

Basic earnings per common share:
(Loss) income from continuing operations before cumulative effect of a change
     in accounting principle                                                             $    (0.35)            $     0.23
                                                                                         ----------             ----------
Income from discontinued operations, net of tax                                                1.12                   1.39
Costs associated with effecting the spin-off, net of tax                                      (1.85)                    --
                                                                                         ----------             ----------
Total discontinued operations                                                                 (0.73)                  1.39
                                                                                         ----------             ----------
Cumulative effect of a change in accounting principle, net of tax                             (1.71)                    --
                                                                                         ----------             ----------
Net (loss) income                                                                        $    (2.79)            $     1.62
                                                                                         ==========             ==========

Diluted earnings per common share:
(Loss) income from continuing operations before cumulative effect of a change
     in accounting principle                                                             $    (0.35)            $     0.23
                                                                                         ----------             ----------
Income from discontinued operations, net of tax                                                1.12                   1.39
Costs associated with effecting the spin-off, net of tax                                      (1.85)                    --
                                                                                         ----------             ----------
Total discontinued operations                                                                 (0.73)                  1.39
                                                                                         ----------             ----------
Cumulative effect of a change in accounting principle, net of tax                             (1.71)                    --
                                                                                         ----------             ----------
Net (loss) income                                                                        $    (2.79)            $     1.62
                                                                                         ==========             ==========


7.       LONG-TERM DEBT

Outstanding borrowings at November 30, 2001 included approximately $2,756 in notes payable at 8.5%.

In October 2001, the Company negotiated a $40,000, three-year committed credit facility with a single major US bank that became effective at the time of the spin-off. The facility contains financial covenants including a leverage ratio, a ratio of income available for fixed charges to fixed charges, and a minimum net worth. Interest rates under the facility are based on the LIBOR rate or other rates, at the Company's option. The Company will pay an annual fee on the commitment based on the Company's leverage ratio. Approximately $2,240 was outstanding under this facility at November 30, 2001.

8.       LEGAL PROCEEDINGS

The Company is subject to various legal claims arising in the normal course of business out of the conduct of its current and prior businesses, including product liability claims. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the Company's financial condition or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the Company's results of operations in a particular future period. The Company reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated for financial statement purposes. While management believes that its reserves are appropriate based on information currently available, the actual costs of resolving pending and future legal claims against the Company may differ substantially from the amounts reserved.

Among the product liability claims to which the Company is subject are claims for personal injury or wrongful death arising from the installation and distribution of asbestos-containing insulation, primarily in the southeastern United States, by a previously divested business of the Company. Most claims against the Company seek both substantial compensatory damages and punitive damages. The Company believes that many of the claims against it are without merit. The Company believes its conduct with respect to asbestos-containing insulation was consistent with recognized safety standards at the relevant times, and the Company believes there is no basis for imposing punitive damages against it in connection with asbestos claims. In addition, the Company believes that it has substantial legal defenses against many of these claims, including that the Company did not manufacture any asbestos-containing building products, that the Company did not distribute or install products at certain sites where exposure is alleged, and that statutes of repose in some states bar the claims. However, there is no assurance that the Company will be successful in asserting defenses to these claims.

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

During the past two years, some members or former members of the CCR have failed, by reason of bankruptcy or otherwise, to make payments to the CCR for their shares of certain settlement agreements the CCR had reached on behalf of its members with plaintiffs. Consequently, with respect to some settlement agreements, the CCR has been unable to make the full payments contemplated by those agreements. In some circumstances, the Company and other members of the CCR have contributed additional funds to the CCR to permit it to make certain payments contemplated by the settlement agreements. As of December 31, 2001, the Company has contributed approximately $5.3 million to the CCR for this purpose, and it may make further such payments in the future. Payments made since August 31, 2001 have been applied against the Company's accrual for asbestos liabilities established as of August 31, 2001. Some plaintiffs who are parties to settlement agreements with the CCR that contemplate payments that the CCR has been unable to make have commenced litigation against the CCR, the Company, and other members to recover amounts due under these settlement agreements. The Company believes that it should not be liable for settlement payments attributable to other members or former members of the CCR, and the Company has joined a joint defense group with other CCR members to defend these claims.

The Company believes that any amount it pays, including the $5.3 million it has already contributed to the CCR, on account of payments contemplated by settlement agreements entered into by the CCR on behalf of its members, should be covered either by the Company's insurance or by surety bonds and collateral provided by those former members who failed to meet their obligations. There can be no assurance, however, that the Company can actually recover any of these amounts. Accordingly, no insurance or other recovery with respect to these amounts has been recorded as an asset in the Company's financial statements.

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

During the fiscal year ended August 31, 2001, the Company was served with approximately 30,000 asbestos-related claims and settled approximately 16,000 claims for an average of approximately $1,035 per claim (including approximately 200 claims that were dismissed with no payment). As of August 31, 2001, there were approximately 35,000 open claims pending against the Company (including approximately 1,000 claims that were settled in principle after February 1, 2001 but not finalized) and approximately 12,000 additional claims that were settled in principle prior to February 1, 2001 but not finalized.

During the quarter ended November 30, 2001, the Company was served with approximately 2,300 asbestos-related claims and resolved approximately 13,600 claims for an average of approximately $785 per claim (including approximately 11,300 claims that were dismissed with no payment as previously disclosed). As of November 30, 2001, there were approximately 23,700 open claims pending against the Company (including approximately 2,900 claims that were settled in principle after February 1, 2001 but not finalized) and approximately 11,200 additional claims that were settled in principle prior to February 1, 2001 but not finalized.

As of November 30, 2001 and August 31, 2001, an estimated accrual of $110.5 million and $113.4 million, respectively, for asbestos-related liabilities, before consideration of insurance recoveries, has been reflected in the accompanying financial statements, primarily in long-term liabilities. The amount of the accrual is based on the following: the Company's estimate of indemnity payments and defense costs associated with pending and future asbestos-related claims to be paid through 2004; settlements agreed to but not paid as of November 30, 2001; the Company's expected payment on account of settlement obligations of defaulting CCR members; interest on settlement payments that are subject to ongoing dispute resolution with certain insurance providers; and other legal fees and expenses. The Company's estimates of indemnity payments and defense costs associated with pending and future asbestos claims are based on the Company's estimate of the number of future asbestos-related claims and the type of disease, if any, alleged or expected to be alleged in such claims, assumptions regarding the timing and amounts of settlement payments, the status of ongoing litigation and settlement initiatives, and the advice of outside counsel with respect to the current state of the law related to asbestos claims. The ultimate liability for all pending and future claims cannot be determined with certainty due to the difficulty of forecasting the numerous variables that can affect the amount of liability. There are inherent uncertainties involved in estimating these amounts, and the Company's actual costs in future periods could exceed the Company's estimates due to changes in facts and circumstances after the date of each estimate.

The Company believes that it has insurance coverage available to recover most of its asbestos-related costs. The Company has reached settlement agreements with substantially all of its relevant insurers providing for payment of substantially all asbestos-related claims (subject to retentions) up to the various policy limits, except for the Company's payments on account of settlement obligations of defaulting CCR members, as discussed above. The timing and amount of future recoveries from insurance carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any remaining disputes regarding coverage under such policies. The Company believes that substantial recoveries from the insurance carriers are probable. The Company reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, settlement agreements with insurers, the apparent viability of its insurers, the advice of outside counsel with respect to the applicable insurance coverage law relating to terms and conditions of those policies, and a general assessment by the Company and its advisors of the financial condition of the relevant insurers. Accordingly, an estimated aggregate insurance recovery of $93.9 million and $95.2 million has been reflected in the accompanying financial statements as of November 30, 2001 and August 31, 2001, respectively, with respect to previously paid claims and pending and future claims estimated to be paid through 2004 and the other items included in the accrual of asbestos-related liabilities. Approximately $27.3 million and $28.6 million of the aggregate insurance recovery and $27.4 million and $30.5 million of the asbestos-related accrual have been classified as current assets and liabilities in the accompanying balance sheet as of November 30, 2001 and August 31, 2001, respectively.

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

The Company's environmental reserves, which are included in current liabilities, totaled $6,967 and $7,291 at November 30, 2001 and August 31, 2001, respectively. The actual cost of environmental issues may be lower or higher than that reserved due to the difficulty in estimating such costs and potential changes in the status of government regulations.

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

In connection with the sale of certain assets, including 29 of the Company's textile rental plants in 1997, the Company has retained environmental liabilities arising from events occurring prior to the closing, subject to certain exceptions. The Company has received notice from the buyer of the textile rental plants of the alleged presence of perchloroethylene contamination on two of the properties in Texas involved in the sale. Because the Company is not the source of contamination, the Company asserted indemnification claims against the company from which it bought the properties. The prior owner is currently addressing the contamination at its expense at one of the properties, subject to a reservation of rights, and is currently reviewing the Company's claim regarding the other property. At this time, it is too early to quantify the Company's potential exposure in these matters, the likelihood of an adverse result, or the outcome of the Company's indemnification claims against the prior owner.

The State of New York has filed a lawsuit against the Company alleging that the Company is responsible as a successor to Serv-All Uniform Rental Corp. ("Serv-All") for past and future response costs in connection with the release or potential release of hazardous substances at and from the Blydenburgh Landfill in Islip, New York. The Company believes that it is not a successor to Serv-All and therefore has no liability with respect to the Blydenburgh Landfill and responded to the lawsuit accordingly. The Company has also asserted an indemnification claim against the parent of Initial Services Investments, Inc., which the Company acquired in 1992 and which had previously purchased and sold certain assets of Serv-All.

In February 2001, the federal district court in the Eastern District of New York denied the Company's motion for summary judgment on the issue of successor liability and granted the State of New York's motion for partial summary judgment, issuing a declaratory judgment that the Company is a successor to Serv-All. Subsequently, the Company and the State of New York each filed a cross-motion for summary judgment on the Company's liability under the Comprehensive Environmental Response, Compensation, and Liability Act. On December 12, 2001, the Court granted summary judgment for the State. At a January 9, 2002 status conference, the Court verbally denied the Company's motion for summary judgment, and, explicitly recognizing that the issues presented by this case were appropriate for judicial review, ordered that judgment against the Company be entered but that execution of the judgment be stayed pending appeal to the Second Circuit Court of Appeals.

The Company will immediately appeal this order. Among other things, the Company will argue that the trial court erred in declaring the Company is a successor to Serv-All and in its verbal finding that the State's claims were not barred by the statute of limitations.

Furthermore, even if the Company were eventually found liable for the total amount claimed by the State, the Company would have a right to seek recovery of these costs from the many other parties whose wastes were disposed of at the Landfill. At this point, it is too early to quantify the Company's potential exposure, the likelihood of an adverse result, or the outcome of the Company's indemnification claim.

10.      RESTRUCTURING EXPENSE AND OTHER CHARGES

During 2001, management conducted reviews of its continuing operations as part of management's strategic initiative to examine under-performing operations and to position the Company for an economic slowdown. As a result of these reviews, the Company approved a significant restructuring program and recorded a related charge of $5,014 during the fourth quarter of fiscal 2001. The accrual included severance costs of $3,087 for 367 employees of the textile rental and envelope segments, all of whom were terminated prior to the end of the fiscal year, $1,582 in exit expenses to close and consolidate facilities in the envelope segment, and $345 in losses related to the sale of two textile rental businesses. As of August 31, 2001, approximately $118 of the severance accrual had been paid to employees.

During the first quarter of fiscal 2002, the Company closed two facilities in the textile rental segment and recorded a related charge of $5,820. The charge included severance costs of $11 for four employees, all of whom were terminated prior to the end of the first quarter, and $1,396 in exit expenses to close and consolidate facilities. Exit expenses primarily include costs of lease terminations and costs to dispose of facilities. Additionally, as a further result of the closure of the two textile rental facilities, the Company recognized long-lived asset impairments totaling $4,413. Textile rental assets to be disposed of were reduced to state them at their estimated fair value less costs to sell. Assets to be disposed of primarily related to equipment located in the facilities included in the restructuring program noted above. After the charge, the remaining net book value of these assets was immaterial. Estimated fair market values were established based on an analysis of expected future cash flows.

The major components of the fiscal 2001 and 2002 restructuring charges and related activity are as follows:


                          Reserve,            Cash                             Reserve,
                       August 31, 2001      Payments           Expense      November 30, 2001
                       ---------------      --------           -------      -----------------
Severance costs            $2,969           $(1,479)           $   11           $1,501
Exit costs                 $1,582           $  (776)           $1,396           $2,202

The losses resulting from the restructuring activities and asset impairments are included in "Restructuring expense and other charges" in the Consolidated Statements of Income.

11.      SUBSEQUENT EVENT

On January 3, 2002, the Company's shareholders approved a one-for-four reverse stock split of NSI common stock, which began trading on a reverse split basis on January 7, 2002. As a result of the stock split, every four shares of NSI common stock were replaced with one share of NSI common stock. The reverse split did not change the number of authorized shares of NSI common stock or the par value per share of NSI common stock. All references to common stock, common shares outstanding, average numbers of common stock shares outstanding and per share amounts in these Consolidated Financial Statements and Notes to Consolidated Financial Statements prior to the effective date of the reverse stock split have been restated to reflect the one-for-four common stock reverse split on a retroactive basis.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes.

National Service Industries ("NSI" or the "Company") is a diversified service and manufacturing company operating in two segments: textile rental and envelopes. The Company remained in solid financial condition at November 30, 2001. Net working capital was $85.5 million, down slightly from $87.7 million at August 31, 2001, and the current ratio remained constant at 1.9.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141 ("SFAS 141") "Business Combinations," and Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a new method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value.) Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value based approach.

The textile rental and envelope segments each tested goodwill for impairment during the first quarter of 2002 as required by SFAS 142 upon adoption, utilizing a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach and a comparable transaction approach. As a result of this valuation process, as well as the application of the remaining provisions of SFAS 142, the Company recorded a pre-tax transitional impairment loss of $28.4 million, representing the write-off of all of the Company's existing goodwill. This write-off was reported as a cumulative effect of a change in accounting principle, on a net of tax basis, in the Company's Consolidated Statement of Income for the three months ended November 30, 2001 (see note 2).

On November 7, 2001, the Company's board of directors approved the spin-off its lighting equipment and chemicals businesses into a separate publicly-traded company with its own management and board of directors. The spin-off was effected on November 30, 2001 through a tax-free distribution of 100% of the outstanding shares of common stock of Acuity Brands, Inc. ("Acuity"), a wholly-owned subsidiary of the Company owning and operating the lighting equipment and chemicals businesses. Each NSI stockholder of record as of November 16, 2001, the record date for the distribution, received one share of Acuity common stock for each share of NSI common stock held at that date (see note 5).

In conjunction with the spin-off, the Company and Acuity entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation, including a distribution agreement, a tax disaffiliation agreement, an employee benefits agreement, and a transition services agreement. Under the tax disaffiliation agreement, Acuity will indemnify NSI for certain taxes and liabilities that may arise related to the Distribution. The agreement also sets out each party's rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local, or foreign taxes for periods before and after the Distribution. The transition services agreement provides that NSI and Acuity will provide each other services in such areas as information management and technology, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, legal, and other areas where NSI and Acuity may need transitional assistance and support. Management believes the amounts paid or received associated with these services are representative of the fair value of the services provided.

In addition, Acuity and NSI entered into a put option agreement, whereby NSI has the option to require Acuity to purchase the property where NSI's corporate headquarters are located for a purchase price equal to 85 percent of the agreed-upon fair market value of the property. This put option will commence on June 1, 2002 and expire on May 31, 2003.

As a result of the November 2001 spin-off, the Company's financial statements have been prepared with these businesses' net assets, results of operations, and cash flows presented as discontinued operations. Accordingly, the results of operations and liquidity and capital resources information presented below reflect only the continuing operations of the Company.

On January 3, 2002, the Company's shareholders approved a one-for-four reverse stock split of NSI common stock, which began trading on a reverse split basis on January 7, 2002. As a result of the stock split, every four shares of NSI common stock were replaced with one share of NSI common stock. The reverse split did not change the number of authorized shares of NSI common stock or the par value per share of NSI common stock. All references to common stock, common shares outstanding, average numbers of common stock shares outstanding and per share amounts in these Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations prior to the effective date of the reverse stock split have been restated to reflect the one-for-four common stock reverse split on a retroactive basis.

RESULTS OF OPERATIONS

NSI generated revenue of $134.4 million in the three months ended November 30, 2001, compared to revenue of $140.7 million in the previous year. The decrease was related to the overall softer economy and lost revenues from the closure of two envelope manufacturing facilities in the fourth quarter of fiscal 2001.

Losses from continuing operations totaled $3.6 million, or $0.35 per diluted share, for the three months ended November 30, 2001, compared to income from continuing operations of $2.4 million, or $0.23 per diluted share, for the three months ended November 30, 2000. Income from continuing operations declined $6.0 million primarily as a result of lower overall revenues and costs associated with restructuring activities in the Company's textile rental segment.

Textile rental segment first quarter revenues of $78.8 million decreased 2.8 percent compared to last year's $81.1 million. The operating loss was $5.4 million compared to last year's operating profit of $3.7 million. Reported operating profit reflects severance and restructuring charges of $5.8 million for the first quarter related to the closure of two facilities. Excluding these charges, the decline in operating profit reflects the impact of lower revenues, primarily as a result of the soft economy and increases in labor and benefits costs.

The restructuring charge included severance costs of $11 thousand for four employees, all of whom were terminated prior to the end of the first quarter, and $1.4 million in exit expenses to close and consolidate facilities. Exit expenses primarily include costs of lease terminations and costs to dispose of closed facilities.

Additionally, as a further result of the closure of the two textile rental facilities, the Company recognized long-lived asset impairments totaling $4.4 million. Textile rental assets to be disposed of were reduced to state them at their estimated fair value less costs to sell. Assets to be disposed of primarily related to equipment located in the facilities included in the restructuring program noted above. After the charge, the remaining net book value of these assets was immaterial. Estimated fair market values were established based on an analysis of expected future cash flows.

The envelope segment first quarter revenues of $55.6 million decreased 6.8 percent from last year's results of $59.6 million. Operating profit was $2.2 million, up $442,000 from the prior year. Last year's results included $880,000 of costs associated with the reorganization of the Miami, Florida facility and approximately $240,000 of goodwill amortization. The revenue decline reflects lower volumes from the courier market and the impact of the closure of two non-performing plants during the last half of fiscal 2001. Excluding the prior year reorganization costs and goodwill amortization, which ceased upon the adoption of SFAS No. 142, profits decreased approximately $678,000 as a result of the lower overall revenue and increased benefits costs.

Corporate expenses were $2.7 million for the first quarter compared to last year's $1.3 million. The planned increase is representative of on-going, stand-alone corporate costs.

First quarter net interest expense of $111,000 decreased from last year's $439,000 due to lower overall rates. Additionally, the provision for income taxes increased to 40 percent of income from continuing operations for the first quarter compared to 37 percent in the prior year as a result of the loss of certain state tax benefits associated with the spin-off.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Continuing operations provided cash of $3.8 million during the first quarter of fiscal 2002 compared with $9.7 million during the respective period of the prior year. Fiscal 2002 operating cash flow was lower primarily because of a decrease in net income.

Investing Activities

Investing activities used cash of $4.8 million versus $4.2 million in the prior year. The increase in spending was due mainly to increased capital spending in the textile rental segment.

Capital expenditures totaled $5.0 million compared to $3.3 million in the first quarter of last year. In the first quarter of fiscal 2002, the textile rental segment invested primarily in replacing old equipment and delivery truck purchases and refurbishment. Capital expenditures in the envelope segment were primarily related to manufacturing equipment purchases and information systems. In the first quarter of fiscal 2001, capital expenditures in the envelope segment related primarily to manufacturing process improvements and information systems. The textile rental segment's expenditures were mainly attributable to building improvements, replacing old equipment and information systems.

Financing Activities

Cash used by financing activities totaled $5.9 million in the current-year first quarter compared to cash used of $12.8 million in fiscal 2001 primarily as a result of lower dividends. First quarter dividend payments totaled $6.6 million, or $0.64 per share, compared with $13.5 million, or $1.32 per share, for the prior-year period.

Upon completion of the spin-off on November 30, 2001, approximately $371.3 million of long-term debt was assumed by Acuity, leaving approximately $2.8 million outstanding for the Company.

In October 2001, the Company negotiated a $40 million, three-year committed credit facility with a single major US bank that became effective at the time of the spin-off. The facility contains financial covenants including a leverage ratio, a ratio of income available for fixed charges to fixed charges, and a minimum net worth. Interest rates under the facility are based on the LIBOR rate or other rates, at the Company's option. The Company will pay an annual fee on the commitment based on the Company's leverage ratio. Approximately $2.2 million was outstanding under this facility at November 30, 2001.

Management believes anticipated cash flows from operations, and the committed credit facilities are sufficient to meet the Company's planned level of capital spending and general operating cash requirements, including but not limited to cash requirements related to litigation as further described in note 8 to the financial statements, for the next twelve months.

On January 3, 2002, the Company's shareholders approved a one-for-four reverse stock split of NSI common stock, which began trading on a reverse split basis on January 7, 2002. As a result of the stock split, every four shares of NSI common stock were replaced with one share of NSI common stock. The reverse split did not change the number of authorized shares of NSI common stock or the par value per share of NSI common stock.

Legal Proceedings

For information concerning legal proceedings, including trends and developments involving legal proceedings, see note 8 to the financial statements included in this filing.

Environmental Matters

For information concerning environmental matters, see note 9 to the financial statements included in this filing.

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

Interest Rates
The Company's credit line is subject to interest rate fluctuations. These fluctuations expose the Company to changes in interest expense and cash flows. The Company's variable-rate debt amounted to $2.2 million at November 30, 2001. Based on outstanding borrowings at November 30, 2001, a 10 percent adverse change in effective market interest rates would result in an immaterial amount of additional interest expense.

Commodity Price Risk
From time to time, the Company's textile rental segment enters into arrangements locking in for specified periods the prices the Company will pay for the volume of natural gas or other commodities to which the contract relates. The contracts are structured to reduce the segment's exposure to changes in the price of natural gas. However, these contracts also limit the benefit the segment might have otherwise received from decreases in the price of natural gas. The Company does not believe a 10 percent adverse change in market rates of natural gas would have a material impact on its "Consolidated Balance Sheets" or "Consolidated Statements of Income."

Cautionary Statement Regarding Forward-Looking Information

This filing contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Consequently, actual results may differ materially from those indicated by the forward-looking statements. A variety of risks and uncertainties could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties include without limitation the following: (a) the uncertainty of general business and economic conditions, interest rate changes, and fluctuations in commodity and raw material prices and; (b) unexpected developments and outcomes in the Company's legal and environmental proceedings.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

For information concerning legal proceedings, including trends and developments involving legal proceedings, see note 8 to the financial statements included in this filing.

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held January 3, 2002, all nominees for director were elected to the board without opposition and Arthur Andersen LLP's appointment as independent auditor for the current fiscal year was ratified. The elected board members are as follows:

Brock A. Hattox, Chairman                     Joia M. Johnson
Dennis R. Beresford                           Michael Z. Kay
John E. Cay, III                              Betty L. Seigel
Don L. Chapman

In addition, stockholders voted on the following:


                                                                                         Votes Cast
                                                                          -----------------------------------------------
                                                                          Affirmative      Negative           Abstentions
                                                                          -----------      --------           -----------
National Service Industries, Inc. 2001 Nonemployee
     Directors' Stock Incentive Plan                                       6,889,750       1,622,016            114,883
Amendment of the Corporation's Restated Certificate of
     Incorporation to effect a reverse stock split                         5,861,876       2,662,016            102,758


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits are listed on the Index to Exhibits (page 19).

(b) A Form 8-K was filed on December 14, 2001 related to the completion of the distribution of the common stock of Acuity Brands, Inc. A Form 8-K was filed on January 7, 2002 related to the completion of a one-for-four reverse stock split of its common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NATIONAL SERVICE INDUSTRIES, INC.
                                    -------------------------------------------
                                                     REGISTRANT


DATE  January 11, 2002                         /s/  CAROL ELLIS MORGAN
                                    -------------------------------------------
                                                 CAROL ELLIS MORGAN
                                             SENIOR VICE PRESIDENT,
                                          GENERAL COUNSEL AND SECRETARY


DATE  January 11, 2002                      /s/   CHESTER J. POPKOWSKI
                                    -------------------------------------------
                                              CHESTER J. POPKOWSKI
                                             SENIOR VICE PRESIDENT,
                                           CHIEF FINANCIAL OFFICER AND
                                                  TREASURER

                               INDEX TO EXHIBITS


EXHIBIT 10(iii)A       (1)    Restricted Stock Award Agreement under the National Service           Filed with the Securities and
                              Industries, Inc. Long-Term Achievement Incentive Plan                 Exchange Commission as part of
                                                                                                    this Form 10-Q

                       (2)    Amendment No. 1 to the National Service Industries, Inc. Long-Term    Filed with the Securities and
                              Achievement Incentive Plan (As amended and restated as of January     Exchange Commission as part of
                              5, 2000) effective January 7, 2002                                    this Form 10-Q

                       (3)    National Service Industries, Inc. 2001 Nonemployee Directors'         Filed with the Securities and
                              Stock Incentive Plan effective November 27, 2001                      Exchange Commission as part of
                                                                                                    this Form 10-Q