Form 10-Q
period 2002-02-28
NATIONAL SERVICE INDUSTRIES INC
filed 2002-04-15
CIK 70538

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2002.
                               -----------------

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .
                               ------------------     --------------------

Commission file number 1-3208.
                       ------

                        NATIONAL SERVICE INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    58-0364900
-------------------------------         --------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

      1420 Peachtree Street, N.E., Atlanta, Georgia     30309-3002
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

Common Stock - $1.00 Par Value 10,963,172 shares as of March 31, 2002.

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                               Page No.
                                                                               --------

PART I.  FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS (Unaudited) -
                   FEBRUARY 28, 2002 AND AUGUST 31, 2001                           3

                   CONSOLIDATED STATEMENTS OF INCOME (Unaudited) -
                   THREE AND SIX MONTHS ENDED FEBRUARY 28, 2002 AND 2001           4

                   CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) -
                   SIX MONTHS ENDED FEBRUARY 28, 2002 AND 2001                     5

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)        6-16

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                          17-21

          ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK                                                    21

PART II.  OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS                                              22

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               22

SIGNATURES                                                                        22

INDEX TO EXHIBITS                                                                 22

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                        (In thousands, except share data)

                                                                                             February 28,        August 31,
                                                                                                 2002               2001
                                                                                             -----------         -----------
ASSETS
Current Assets:
    Receivables, less reserves for doubtful accounts of $1,649 at February 28, 2002, and
       $1,798 at August 31, 2001                                                             $    59,839         $    60,406
    Inventories, at the lower of cost (on a first-in,
       first-out basis) or market                                                                 17,451              19,195
    Linens in service, net of amortization                                                        51,712              56,910
    Deferred income taxes                                                                         11,490               9,138
    Prepayments                                                                                    3,194              11,300
    Insurance receivable (Note 8)                                                                 30,193              28,616
    Other current assets                                                                           2,582                 804
                                                                                             -----------         -----------
            Total Current Assets                                                                 176,461             186,369

Property, Plant, and Equipment, at cost:
    Land                                                                                          12,845              12,775
    Buildings and leasehold improvements                                                          55,854              57,433
    Machinery and equipment                                                                      259,861             258,344
                                                                                             -----------         -----------
            Total Property, Plant, and Equipment                                                 328,560             328,552
    Less:  Accumulated depreciation and amortization                                             163,309             157,507
                                                                                             -----------         -----------
                                                                                                 165,251             171,045
Other Assets:
    Goodwill                                                                                          --              28,432
    Other intangibles                                                                              7,755               8,629
    Insurance receivable (Note 8)                                                                 63,639              66,574
     Other                                                                                        37,117              37,049
                                                                                             -----------         -----------
            Total Other Assets                                                                   108,511             140,684
    Net assets of discontinued operations (Note 5)                                                    --             400,296
                                                                                             -----------         -----------
                Total Assets                                                                 $   450,223         $   898,394
                                                                                             ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current maturities of long-term debt (Note 7)                                            $       962         $     1,011
    Notes payable (Note 7)                                                                        11,000               1,999
    Accounts payable                                                                              18,415              28,164
    Accrued salaries, commissions, and bonuses                                                     9,600               7,050
    Current portion of self-insurance reserves                                                     4,212               3,119
    Environmental reserve (Note 9)                                                                 6,789               7,291
    Current portion of litigation reserve (Note 8)                                                29,160              30,453
    Other accrued liabilities                                                                     20,048              19,561
                                                                                             -----------         -----------
       Total Current Liabilities                                                                 100,186              98,648

Long-Term Debt, less current maturities (Note 7)                                                   1,628               1,990
                                                                                             -----------         -----------
Deferred Income Taxes                                                                             24,079              32,431
                                                                                             -----------         -----------
Self-Insurance Reserves, less current portion                                                     10,969              12,477
                                                                                             -----------         -----------
Litigation Reserve, less current portion (Note 8)                                                 72,740              82,917
                                                                                             -----------         -----------
Other Long-Term Liabilities                                                                        6,485               7,303
                                                                                             -----------         -----------

Commitments and Contingencies (Notes 8 and 9)

Stockholders' Equity:
    Series A participating preferred stock, $.05 stated value, 500,000 shares
       authorized, none issued                                                                        --                  --
    Preferred stock, no par value, 500,000 shares authorized, none issued                             --                  --
    Common stock, $1 par value, 120,000,000 shares authorized, 14,478,578
        shares issued (Note 11)                                                                   14,479              14,480
    Paid-in capital                                                                               14,313              72,860
    Retained earnings                                                                            564,300             995,537
    Unearned compensation on restricted stock                                                     (4,771)               (880)
    Accumulated other comprehensive income                                                           (43)                (43)
                                                                                             -----------         -----------
                                                                                                 588,278           1,081,954



     Less: Treasury stock, at cost (3,532,106 shares at February 28, 2002
         and 4,173,299 shares at August 31, 2001)                                                354,142             419,326
                                                                                             -----------         -----------
           Total Stockholders' Equity                                                            234,136             662,628
                                                                                             -----------         -----------
               Total Liabilities and Stockholders' Equity                                    $   450,223         $   898,394
                                                                                             ===========         ===========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                      (In thousands, except per-share data)


                                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                      ----------------------------    ----------------------------
                                                                      February 28,    February 28,    February 28,    February 28,
                                                                          2002            2001            2002            2001
                                                                      ------------    ------------    ------------    ------------

Sales and Service Revenues:
    Service revenues                                                   $  77,335       $  79,608       $ 156,171       $ 160,715
    Net sales of products                                                 54,703          55,534         110,256         115,114
                                                                       ---------       ---------       ---------       ---------
           Total Revenues                                                132,038         135,142         266,427         275,829

Costs and Expenses:
    Cost of services                                                      46,398          46,201          94,162          92,634
    Cost of products sold                                                 42,012          44,022          84,028          90,058
    Selling and administrative expenses                                   44,033          42,579          88,791          83,982
    Restructuring expense and other charges (Note 10)                       (381)             --           5,439              --
    Gain on sale of business                                                (379)         (2,359)           (379)         (2,359)
    Amortization expense                                                     432             716             913           1,431
    Interest expense                                                         168             439             279             889
    Other (income) expense, net                                             (176)            227            (657)          2,139
                                                                       ---------       ---------       ---------       ---------
           Total Costs and Expenses                                      132,107         131,825         272,576         268,774
                                                                       ---------       ---------       ---------       ---------

(Loss) income from continuing operations before income taxes and
    cumulative effect of a change in accounting principle                    (69)          3,317          (6,149)          7,055
Income tax (benefit) expense                                                 (28)          1,227          (2,460)          2,610
                                                                       ---------       ---------       ---------       ---------
(Loss) income from continuing operations before cumulative
    effect of a change in accounting principle                               (41)          2,090          (3,689)          4,445
                                                                       ---------       ---------       ---------       ---------

Discontinued Operations (Note 5):
    Income from discontinued operations, net of tax of $7,066
       in 2002, and $8,067 and $16,396 for the three and six
       months ended February 28, 2001, respectively                           --          13,735          11,534          27,917
    Costs associated with effecting the spin-off, net of tax
       benefit of $717                                                        --              --         (19,069)             --
                                                                       ---------       ---------       ---------       ---------
           Total Discontinued Operations                                      --          13,735          (7,535)         27,917

Cumulative effect of a change in accounting principle, net
    of tax benefit of $10,830                                                 --              --         (17,602)             --
                                                                       ---------       ---------       ---------       ---------

Net (Loss) Income                                                      $     (41)      $  15,825       $ (28,826)      $  32,362
                                                                       =========       =========       =========       =========

Basic earning per share (split adjusted):
    (Loss) earnings per share from continuing operations before
       cumulative effect of a change in accounting principle           $      --       $    0.20       $   (0.36)      $    0.43

    Discontinued operations:
       Income from discontinued operations, net of tax                        --            1.34            1.12            2.73
       Costs associated with effecting the spin-off, net of
         tax benefit                                                          --              --           (1.85)             --
                                                                       ---------       ---------       ---------       ---------
           Total Discontinued Operations                                      --            1.34           (0.73)           2.73
                                                                       ---------       ---------       ---------       ---------

    Cumulative effect of a change in accounting principle, net of
      tax benefit                                                             --              --           (1.71)             --
                                                                       ---------       ---------       ---------       ---------
Net (Loss) Income                                                      $      --       $    1.54       $   (2.80)      $    3.16
                                                                       =========       =========       =========       =========

Diluted earning per share (split adjusted):
    (Loss) earnings per share from continuing operations before
       cumulative effect of a change in accounting principle           $      --       $    0.20       $   (0.36)      $    0.43

    Discontinued operations:
       Income from discontinued operations, net of tax                        --            1.33            1.12            2.71
       Costs associated with effecting the spin-off, net of
         tax benefit                                                          --              --           (1.85)             --
                                                                       ---------       ---------       ---------       ---------
            Total Discontinued Operations                                     --            1.33           (0.73)           2.71
                                                                       ---------       ---------       ---------       ---------

      Cumulative effect of a change in accounting principle,
        net of tax benefit                                                    --              --           (1.71)             --
                                                                       ---------       ---------       ---------       ---------
  Net (Loss) Income                                                    $      --       $    1.53       $   (2.80)      $    3.14
                                                                       =========       =========       =========       =========

  Basic Weighted Average Number of Shares Outstanding                     10,317          10,269          10,310          10,251
                                                                       =========       =========       =========       =========
  Diluted Weighted Average Number of Shares Outstanding                   10,317          10,374          10,310          10,296
                                                                       =========       =========       =========       =========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

               NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
                                 (In thousands)




                                                                                          SIX MONTHS ENDED
                                                                                   -------------------------------
                                                                                   February 28,       February 28,
                                                                                       2002               2001
                                                                                   ------------       ------------
Cash Provided by (Used for) Operating Activities:
     Net (loss) income                                                               $ (3,689)          $  4,445
     Adjustments to reconcile net income to net cash provided by (used for)
       operating activities:
          Depreciation and amortization                                                12,530             13,956
          Provision for losses on accounts receivable                                     643                894
          (Gain) loss on the sale of property, plant, and equipment                       (81)             1,697
          Restructuring expense and other charges                                       5,439                 --
          Gain on the sale of business                                                   (379)            (2,359)
          Change in assets and liabilities, net of effect of acquisitions and divestitures:
              Receivables                                                                (354)               (42)
              Inventories and linens in service, net                                    6,011             (1,008)
              Deferred income taxes                                                       842             (1,156)
              Prepayments and other assets                                               (299)            (1,819)
              Accounts payable and accrued liabilities                                 (8,553)            10,777
              Self-insurance reserves and other long-term liabilities                 (12,217)            (5,516)
                                                                                     --------           --------
                   Net Cash (Used for) Provided by Continuing Operations                 (107)            19,869
                   Net Cash Provided by Discontinued Operations                         6,935             13,090
                                                                                     --------           --------
                   Net Cash Provided by Operating Activities                            6,828             32,959
                                                                                     --------           --------

Cash Provided by (Used for) Investing Activities:
     Purchases of property, plant, and equipment                                      (10,607)            (8,361)
     Sale of property, plant, and equipment                                               705                437
     Acquisitions                                                                         (60)              (223)
     Divestitures                                                                       1,062              2,286
     Change in other assets                                                              (149)            (1,085)
                                                                                     --------           --------
          Net Cash Used for Investing Activities                                       (9,049)            (6,946)
                                                                                     --------           --------

Cash Provided by (Used for) Financing Activities:
     Borrowing of notes payable, net                                                    9,001                 --
     Repayments of long-term debt                                                        (411)              (450)
     Treasury stock transactions, net                                                     679              1,532
     Cash dividends paid                                                               (7,048)           (27,095)
                                                                                     --------           --------
          Net Cash Provided by (Used for) Financing Activities                          2,221            (26,013)
                                                                                     --------           --------

Net Change in Cash and Cash Equivalents                                                    --                 --

Cash and Cash Equivalents at Beginning of Period                                           --                 --
                                                                                     --------           --------

Cash and Cash Equivalents at End of Period                                           $     --           $     --
                                                                                     ========           ========

Supplemental Cash Flow Information:
     Income taxes paid during the period                                             $  3,501           $ 29,168
     Interest paid during the period                                                   12,987             21,800

Noncash Activities:
     Treasury shares issued under long-term incentive plan                           $     --           $  3,637
     Cumulative effect of a change in accounting principle                             28,432                 --
     Noncash aspects of sale of business:
          Reduction of liabilities recorded in conjunction with the
           1997 sale of business                                                          379              2,069


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

The interim consolidated financial statements included herein have been prepared by the Company without audit and the consolidated balance sheet as of August 31, 2001 has been derived from audited statements. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of February 28, 2002, the consolidated results of operations for the three and six months ended February 28, 2002 and 2001, and the consolidated cash flows for the six months ended February 28, 2002 and 2001. Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

The results of operations for the three and six months ended February 28, 2002 are not necessarily indicative of the results to be expected for the full fiscal year because the Company's revenues and income are generally higher in the second half of its fiscal year and because of the uncertainty of general business conditions.

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

The Company adopted SFAS 142 as of September 1, 2001. Summarized information for the Company's acquired intangible assets is as follows:

Acquired Intangible Assets

                                            February 28, 2002                      August 31, 2001
                                   ---------------------------------       -------------------------------
                                   Gross Carrying        Accumulated       Gross Carrying     Accumulated
                                       Amount           Amortization           Amount         Amortization
                                   --------------       ------------       --------------     ------------
Amortized intangible assets
  Customer contracts                   $10,249            $(3,065)            $10,215            $(2,348)
  Other                                  1,433               (862)              1,428               (666)
                                       -------            -------             -------            -------
       Total                           $11,682            $(3,927)            $11,643            $(3,014)
                                       =======            =======             =======            =======

The Company amortizes customer contracts over estimated useful lives of seven years. Other acquired intangible assets, consisting primarily of restrictive covenant agreements, are amortized over the lives of the agreements, which average approximately four years. The Company recorded amortization expense of $432 and $913 related to intangible assets for the three and six months ended February 28, 2002, and $417 and $834 for the three and six months ended February 28, 2001, respectively.

The changes in the carrying amount of goodwill during the period are summarized as follows:

                                                Textile
                                                 Rental      Envelope      Total
                                                 ------      --------      -----
Balance as of August 31, 2001                   $ 4,162      $ 24,270     $ 28,432
      Goodwill acquired during the quarter           --            --           --
      Transitional impairment losses             (4,162)      (24,270)     (28,432)
                                                -------      --------     --------
Balance as of February 28, 2002                 $    --      $     --     $     --
                                                =======      ========     ========

The textile rental and envelope segments each tested goodwill for impairment during the first quarter of 2002 as required by SFAS 142 upon adoption, utilizing a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach and a comparable transaction approach. As a result of this valuation process as well as the application of the remaining provisions of SFAS 142, the Company recorded a pre-tax transitional impairment loss of $28,432, representing the write-off of all of the Company's existing goodwill. This write-off was reported as a cumulative effect of a change in accounting principle, on a net of tax basis, in the Company's Consolidated Statement of Income for the six months ended February 28, 2002.

Prior to the adoption of SFAS 142 in September 2001, the Company amortized goodwill over estimated useful lives ranging from 10 years to 30 years. Had the Company accounted for goodwill consistent with the provisions of SFAS 142 in prior periods, the Company's income from continuing operations and net income would have been affected as follows:

                                          Three Months Ended                 Six Months Ended
                                              February 28,                      February 28,
                                     -----------------------------      ---------------------------
                                          2002              2001            2002            2001
                                     -------------      ----------      ----------       ----------
Reported (loss) income from
     continuing operations           $         (41)     $    2,090      $   (3,689)      $    4,445
Add back: Goodwill amortization                 --             188              --              376
                                     -------------      ----------      ----------       ----------
Adjusted (loss) income from
     continuing operations           $         (41)     $    2,278      $   (3,689)      $    4,821
                                     =============      ==========      ==========       ==========
Adjusted net (loss) income           $         (41)     $   16,013      $  (28,826)      $   32,738
                                     =============      ==========      ==========       ==========

Basic earning per share:
Reported (loss) income from
     continuing operations           $          --      $     0.20      $    (0.36)      $     0.43
Add back: Goodwill amortization                 --            0.02              --             0.04
                                     -------------      ----------      ----------       ----------
Adjusted (loss) income from
     continuing operations           $          --      $     0.22      $    (0.36)      $     0.47
                                     =============      ==========      ==========       ==========
Adjusted net (loss) income           $          --      $     1.56      $    (2.80)      $     3.19
                                     =============      ==========      ==========       ==========

Diluted earning per share:
Reported (loss) income from
     continuing operations           $          --      $     0.20      $    (0.36)      $     0.43
Add back: Goodwill amortization                 --            0.02              --             0.04
                                     -------------      ----------      ----------       ----------
Adjusted (loss) income from
     continuing operations           $          --      $     0.22      $    (0.36)      $     0.47
                                     =============      ==========      ==========       ==========
Adjusted net (loss) income           $          --      $     1.54      $    (2.80)      $     3.18
                                     =============      ==========      ==========       ==========

3.    BUSINESS SEGMENT INFORMATION

The following tables summarize the Company's business segment information from continuing operations:


                                                                             DEPRECIATION       CAPITAL
                                             SALES AND        OPERATING          AND         EXPENDITURES
                                              SERVICE           PROFIT       AMORTIZATION      INCLUDING
THREE MONTHS ENDED FEBRUARY 28, 2002         REVENUES           (LOSS)          EXPENSE      ACQUISITIONS
                                             ------------------------------------------------------------
Textile Rental                               $ 77,335          $ 1,342           $4,071          $3,155
Envelope                                       54,703              649            1,800           2,381
                                             ----------------------------------------------------------
                                              132,038            1,991            5,871           5,536
Corporate                                          --           (1,892)             125             135
Interest expense                                   --             (168)              --              --
                                             ----------------------------------------------------------
Total                                        $132,038          $   (69)          $5,996          $5,671
                                             ==========================================================


                                                                             DEPRECIATION       CAPITAL
                                             SALES AND        OPERATING          AND         EXPENDITURES
                                              SERVICE           PROFIT       AMORTIZATION      INCLUDING
THREE MONTHS ENDED FEBRUARY 28, 2001         REVENUES           (LOSS)          EXPENSE      ACQUISITIONS
                                             ------------------------------------------------------------

Textile Rental                               $ 79,608          $ 4,009           $4,121          $3,733
Envelope                                       55,534              863            2,431           1,258
                                             ----------------------------------------------------------
                                              135,142            4,872            6,552           4,991
Corporate                                          --           (1,116)             475              81
Interest expense                                   --             (439)              --              --
                                             ----------------------------------------------------------
Total                                        $135,142          $ 3,317           $7,027          $5,072
                                             ==========================================================



                                                                             DEPRECIATION       CAPITAL
                                             SALES AND        OPERATING          AND         EXPENDITURES
                                              SERVICE           PROFIT       AMORTIZATION      INCLUDING
SIX MONTHS ENDED FEBRUARY 28, 2002           REVENUES           (LOSS)          EXPENSE      ACQUISITIONS
                                             ------------------------------------------------------------
Textile Rental                               $156,171          $(4,037)          $8,188          $7,260
Envelope                                      110,256            2,803            4,004           3,219
                                             ----------------------------------------------------------
                                              266,427           (1,234)          12,192          10,479
Corporate                                          --           (4,636)             338             188
Interest expense                                   --             (279)              --              --
                                             ----------------------------------------------------------
Total                                        $266,427          $(6,149)         $12,530         $10,667
                                             ==========================================================


                                                                             DEPRECIATION       CAPITAL
                                             SALES AND        OPERATING          AND         EXPENDITURES
                                              SERVICE           PROFIT       AMORTIZATION      INCLUDING
SIX MONTHS ENDED FEBRUARY 28, 2001            REVENUES           (LOSS)          EXPENSE     ACQUISITIONS
                                             ------------------------------------------------------------
Textile Rental                               $160,715          $ 7,736           $8,268          $5,804
Envelope                                      115,114            2,575            4,756           2,342
                                             ----------------------------------------------------------
                                              275,829           10,311           13,024           8,146
Corporate                                          --           (2,367)             932             438
Interest expense                                   --             (889)              --              --
                                             ----------------------------------------------------------
Total                                        $275,829          $ 7,055          $13,956          $8,584
                                             ==========================================================

                                                               Total Assets
                                                 -------------------------------------
                                                   February 28,           August 31,
                                                      2002                   2001
                                                 ----------------     ----------------
Textile Rental                                          $212,979             $231,422
Envelope                                                 112,689              141,945
                                                 ----------------     ----------------
Subtotal                                                 325,668              373,367
Corporate                                                124,555              124,731
                                                 ----------------     ----------------
Total                                                   $450,223             $498,098
                                                 ================     ================

4.    INVENTORIES

Major classes of inventory as of February 28, 2002 and August 31, 2001 were as follows:

                                  February 28,      August 31,
                                      2002             2001
                                  ------------      ----------
Raw Materials and Supplies          $ 6,979          $ 6,716
Work-in-Process                       2,261              817
Finished Goods                        8,211           11,662
                                    -------          -------
Total                               $17,451          $19,195
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

6.    EARNINGS PER SHARE

The Company accounts for earnings per share using Statement of Financial Accounting Standards No. 128, "Earnings per Share." Under this statement, basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly but reflects the dilutive effect of potential common shares, including options and restricted stock.

The following table calculates basic earnings per common share and diluted earnings per common share at February 28, and reflects the January 7, 2002 one-for-four reverse stock split further described in note 11:

                                                                Three Months Ended        Six Months Ended
                                                                   February 28,              February 28,
                                                              ---------------------     ---------------------
                                                                2002         2001         2002         2001
                                                              --------      -------     --------      -------

Basic earnings per common share:
(Loss) income from continuing operations before
    cumulative effect of a change in accounting principle     $    (41)     $ 2,090     $ (3,689)     $ 4,445
Basic weighted average shares outstanding                       10,317       10,269       10,310       10,251
                                                              --------      -------     --------      -------
Basic earnings per common share                               $     --      $  0.20     $  (0.36)     $  0.43
                                                              ========      =======     ========      =======

Diluted earnings per common share:
(Loss) income from continuing operations before
    cumulative effect of a change in accounting principle     $    (41)     $ 2,090     $ (3,689)     $ 4,445
                                                              --------      -------     --------      -------

Basic weighted average shares outstanding                       10,317       10,269       10,310       10,251
Add: Shares of common stock assumed issued
    upon exercise of dilutive stock options                         --           96           --           41
Add:  Unvested restricted stock                                     --            9           --            4
                                                              --------      -------     --------      -------
Diluted weighted average shares outstanding                     10,317       10,374       10,310       10,296
                                                              --------      -------     --------      -------
Diluted earnings per common share                             $     --      $  0.20     $  (0.36)     $  0.43
                                                              ========      =======     ========      =======

Stock options to purchase 1,485 and 1,305 shares of common stock for the three and six months ended February 28, 2002, respectively, and 744 and 759 shares of common stock for the three and six months ended February 28, 2001, respectively, were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

7.    LONG-TERM DEBT

Outstanding borrowings at February 28, 2002 included approximately $2,590 in notes payable at 8.5%.

In October 2001, the Company negotiated a $40,000, three-year committed credit facility with a single major US bank that became effective at the time of the spin-off. The facility contains financial covenants including a leverage ratio, a ratio of income available for fixed charges to fixed charges, and a minimum net worth. Interest rates under the facility are based on the LIBOR rate or other rates, at the Company's option. The Company will pay an annual fee on the commitment based on the Company's leverage ratio. Approximately $11,000 was outstanding under this facility at February 28, 2002.

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

Prior to February 1, 2001, the Center for Claims Resolution (the "CCR") handled the processing and settlement of claims on behalf of the Company and retained local counsel for the defense of claims. Pursuant to a written agreement among CCR members, the Company was responsible for varying percentages of defense and liability payments on a claim-by-claim basis for each claim in which it was named in accordance with predetermined sharing formulae. Substantially all of the Company's portion of those payments were paid directly by the Company's insurers. Since February 1, 2001, the Company has retained trial counsel directly, rather than through the CCR, to defend asbestos-related claims against the Company and has engaged another outside consultant to provide claims processing and administration services for asbestos-related claims. Now that it is no longer a member of the CCR, the Company intends to be more vigorous in defending asbestos-related claims and will seek to dismiss without any settlement payment claims arising in jurisdictions or involving worksites where the Company did not distribute or install asbestos-containing products.

During the past two years, certain former members of the CCR have failed to make payments to the CCR, by reason of bankruptcy or otherwise, for their shares of certain settlement agreements the CCR had reached on behalf of its members with plaintiffs. Consequently, with respect to some settlement agreements, the CCR has been unable to make the full payments contemplated by those agreements. In some circumstances, the Company and other former members of the CCR have contributed additional funds to the CCR to permit it to make certain payments contemplated by the settlement agreements. As of February 28, 2002, the Company has contributed approximately $5.3 million to the CCR for this purpose, and it may make further such payments in the future. Payments made since August 31, 2001 have been applied against the Company's accrual for asbestos liabilities established as of August 31, 2001. Some plaintiffs who are parties to settlement agreements with the CCR that contemplate payments that the CCR has been unable to make have commenced litigation against the CCR, the Company, and other former members to recover amounts due under these settlement agreements. The Company believes that it should not be liable for settlement payments attributable to former members of the CCR, and the Company has joined a joint defense group with other former CCR members to defend these claims.

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

The amount of the Company's liability on account of payments contemplated by settlement agreements entered into by the CCR is uncertain. The Company has included in its reserves its estimate of the Company's potential liability in this respect, but the Company's ultimate liability for these matters could be greater than estimated if more former CCR members fail to meet their obligations or if the courts determine that the Company could be liable for settlement payments that were attributable to other former CCR members.

Several significant companies that are traditional co-defendants in asbestos claims, both former members of the CCR and non-members, have sought protection under Chapter 11 of the federal bankruptcy code during the past two years. Litigation against such co-defendants generally is stayed or restricted as a result of their bankruptcy filings. The absence of these traditional defendants may increase the number of claims filed against other defendants, including the Company, and may increase the cost of resolving such claims. Due to the uncertainties surrounding the ultimate effect of these bankruptcies on remaining asbestos defendants, the effect on the amount of the Company's liabilities cannot be determined.

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

During the six months ended February 28, 2002, the Company was served with approximately 4,900 asbestos-related claims and resolved approximately 14,100 claims for an average of approximately $880 per claim (including approximately 11,300 claims that were dismissed with no payment). As of February 28, 2002, there were approximately 25,800 open claims pending against the Company (including approximately 2,800 claims that were settled in principle after February 1, 2001 but not finalized) and approximately 7,900 additional claims that were settled in principle prior to February 1, 2001 but not finalized.

As of February 28, 2002 and August 31, 2001, an estimated accrual of $101.9 million and $113.4 million, respectively, for asbestos-related liabilities, before consideration of insurance recoveries, has been reflected in the accompanying financial statements, primarily in long-term liabilities. The amount of the accrual is based on the following: the Company's estimate of indemnity payments and defense costs associated with pending and future asbestos-related claims to be paid through mid-2005; settlements agreed to but not paid as of February 28, 2002; the Company's expected payment on account of settlement obligations of defaulting CCR members; interest on settlement payments that are subject to ongoing dispute resolution with certain insurance providers; and other legal fees and expenses. The Company's estimates of indemnity payments and defense costs associated with pending and future asbestos claims are based on the Company's estimate of the number of future asbestos-related claims and the type of disease, if any, alleged or expected to be alleged in such claims, assumptions regarding the timing and amounts of settlement payments, the status of ongoing litigation and settlement initiatives, and the advice of outside counsel with respect to the current state of the law related to asbestos claims. The ultimate liability for all pending and future claims cannot be determined with certainty due to the difficulty of forecasting the numerous variables that can affect the amount of liability. There are inherent uncertainties involved in estimating these amounts, and the Company's actual costs in future periods could exceed the Company's estimates due to changes in facts and circumstances after the date of each estimate.

The Company believes that it has insurance coverage available to recover most of its asbestos-related costs. The Company has reached settlement agreements with substantially all of its relevant insurers providing for payment of substantially all asbestos-related claims (subject to retentions) up to the various policy limits, except for the Company's payments on account of settlement obligations of defaulting CCR members, as discussed above. The timing and amount of future recoveries from insurance carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any remaining disputes regarding coverage under such policies. In the event the Company's insurers dispute amounts billed to them or pay on an untimely basis, the Company takes all practicable steps to secure payment, including alternative dispute resolution procedures and litigation to resolve the issues. The Company has initiated an alternative dispute resolution proceeding with one insurer to resolve outstanding insurance policy interpretation issues, to secure payment of past due amounts and to ensure that the insurer's future obligations will be met in a timely fashion. The Company believes that substantial recoveries from the insurance carriers are probable. The Company reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, settlement agreements with insurers, the apparent viability of its insurers, the advice of outside counsel with respect to the applicable insurance coverage law relating to terms and conditions of those policies, and a general assessment by the Company and its advisors of the financial condition of the relevant insurers. Accordingly, an estimated aggregate insurance recovery of $93.8 million and $95.2 million has been reflected in the accompanying financial statements as of February 28, 2002 and August 31, 2001, respectively, with respect to previously paid claims and pending and future claims estimated to be paid through mid-2005 and the other items included in the accrual of asbestos-related liabilities. Approximately $30.2 million and $28.6 million of the aggregate insurance recovery and $29.2 million and $30.5 million of the asbestos-related accrual have been classified as current assets and liabilities in the accompanying balance sheet as of February 28, 2002 and August 31, 2001, respectively.

Management continues to monitor claims activity, the status of lawsuits (including settlement initiatives), legislative developments, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from the Company's underlying assumptions. As additional information becomes available, the Company will reassess its liability and revise its estimates as appropriate. Management currently believes that, based on the factors discussed in the preceding paragraphs and taking into account the accruals reflected as of February 28, 2002, the resolution of asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on the Company's consolidated financial position or results of operations. However, as the Company's estimates are periodically re-evaluated, additional accruals to the liabilities reflected in the Company's financial statements may be necessary, and such accruals could be material to the results of the period in which they are recorded. Given the number and complexity of factors that affect the Company's liability and its available insurance, the actual liability and insurance recovery may differ substantially from the Company's estimates. No assurance can be given that the Company will not be subject to significant additional asbestos litigation and material additional liabilities. If actual liabilities significantly exceed the Company's estimates or if expected insurance recoveries become unavailable, due to insolvencies among the Company's primary or excess insurance carriers, disputes with carriers or otherwise, the Company's results of operations, liquidity and financial condition could be materially adversely affected.

The Company has been sued in two putative class actions relating to the collection from customers of National Linen Service of energy surcharges, environmental charges and sales taxes. One case was filed in the Circuit Court of Barbour County, Alabama and subsequently has been removed to the United States District Court for the Middle District of Alabama. The federal court denied the plaintiff's motion to remand the case to state court. The second case was filed in the Court of Common Pleas, Fifteenth Judicial Circuit, County of Horry, South Carolina. That case has been removed to the United States District Court for South Carolina, Florence Division. The plaintiff has filed a motion to remand which, as of April 11, 2002, had not been ruled on by the court. As of April 11, 2002, no substantive discovery has occurred in either case. Based on information currently available, it is the opinion of management that these claims are without merit and that the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

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

The Company's environmental reserves, which are included in current liabilities, totaled $6,789 and $7,291 at February 28, 2002 and August 31, 2001, respectively. The actual cost of environmental issues may be lower or higher than that reserved due to the difficulty in estimating such costs and potential changes in the status of government regulations.

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

During the second quarter of 2001, management performed a review of the other environmental liabilities recorded in connection with the textile rental segment's 1997 uniform plants divestiture. Based on the advice of the Company's environmental experts, the Company decreased its estimates for certain environmental exposures and, as a result, reduced the related liability and recorded a gain of approximately $2,000. The gain is included in "Gain on sale of business" in the accompanying consolidated statements of income.

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

On December 12, 2001, the Court granted summary judgment for the State. At a January 9, 2002 status conference, the Court verbally denied the Company's motion for summary judgment and explicitly noted that the issues presented by this case were appropriate for judicial review. The Court reiterated its denial of the Company's motion in a written order on January 10, 2002. Final judgment in the amount of $12,477 was entered against the Company on February 1, 2002. Execution of the judgment was stayed pending appeal to the Second Circuit Court of Appeals.

The Company filed a notice of appeal to the Second Circuit Court of Appeals on March 1, 2002. In its appeal, the Company asserted that the trial court erred in declaring that the Company is a successor to Serv-All, in finding that the State's claims were not barred by the statute of limitations, and in holding that the Company is jointly and severally liable for response costs.

Even if the Company were unsuccessful in its appeal to the Second Court of Appeals, the Company would have a right to seek recovery of response costs from the many other parties whose wastes were disposed of at the Landfill. At this point, it is too early to quantify the Company's potential exposure, the likelihood of an adverse result, or the outcome of the Company's indemnification claim, and thus, no accrual has been recorded related to this matter.

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

During the second quarter of fiscal 2002, the Company recorded a reduction of restructuring and other charges of $381. Reserves of $413 were reduced primarily due to lower than originally estimated costs to prepare a facility closed in a prior year for sale. This amount was offset by additional expense of $32 related to reserves which were established during the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002. The $32 of expense included a reduction of the reserve for severance costs of $159, and an increase in the reserve for exit costs of $191.

The major components of the fiscal 2001 and 2002 restructuring charges and related activity are as follows:

                        Reserve,           Cash            Expense         Reserve,
                     August 31, 2001     Payments           (Gain)     February 28, 2002
                 -------------------------------------------------------------------------
Severance costs          $2,969          $(2,187)          $  (148)          $  634

Exit costs               $1,582          $(1,951)          $ 1,587           $1,218

The losses resulting from the restructuring activities and asset impairments are included in "Restructuring expense and other charges" in the Consolidated Statements of Income.

11. REVERSE STOCK SPLIT

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

12. RESTRICTED STOCK

In January 2002, the Company awarded 627,880 shares of restricted stock to officers, other key employees and members of the Board of Directors. The shares vest ratably in four equal annual installments beginning one year from the date of the grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment.

The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period. Unearned compensation on the January 2002 grant of restricted stock of $4,910 was initially recorded based on the market value of the shares on the date of grant and is generally being amortized over four years. The unamortized balance of unearned compensation on restricted stock is included as a separate component of stockholders' equity.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes.

National Service Industries ("NSI" or the "Company") is a diversified service and manufacturing company operating in two segments: textile rental and envelopes. The Company remained in solid financial condition at February 28, 2002. Net working capital was $76.3 million, down from $87.7 million at August 31, 2001, and the current ratio was 1.8, down slightly from 1.9 at August 31, 2001.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141 ("SFAS 141") "Business Combinations," and Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a new method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value based approach.

The textile rental and envelope segments each tested goodwill for impairment during the first quarter of 2002 as required by SFAS 142 upon adoption, utilizing a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach and a comparable transaction approach. As a result of this valuation process, as well as the application of the remaining provisions of SFAS 142, the Company recorded a pre-tax transitional impairment loss of $28.4 million, representing the write-off of all of the Company's existing goodwill. This write-off was reported as a cumulative effect of a change in accounting principle, on a net of tax basis, in the Company's Consolidated Statement of Income for the six months ended February 28, 2002 (see Note 2 to the financial statements included in this filing).

On November 7, 2001, the Company's board of directors approved the spin-off of its lighting equipment and chemicals businesses into a separate publicly-traded company with its own management and board of directors. The spin-off was effected on November 30, 2001 through a tax-free distribution of 100% of the outstanding shares of common stock of Acuity Brands, Inc. ("Acuity"), a wholly-owned subsidiary of the Company owning and operating the lighting equipment and chemicals businesses. Each NSI stockholder of record as of November 16, 2001, the record date for the distribution, received one share of Acuity common stock for each share of NSI common stock held at that date (see
Note 5 to the financial statements included in this filing).

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

CRITICAL ACCOUNTING POLICIES

NSI's financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The Company reviews its estimates on a regular basis including those related to litigation, insurance receivable, environmental matters and self-insurance. The Company's estimates are based on historical experience and other assumptions management believes are reasonable under current circumstances. Actual results may differ from these estimates under different assumptions or circumstances.

In December 2001, the SEC requested that all registrants include their "critical accounting policies" in MD&A. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. NSI believes the following represent its critical accounting policies:

Litigation

The Company is subject to various legal claims arising in the normal course of business out of the conduct of its current and prior businesses, including product liability claims. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the Company's financial condition or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the Company's results of operations in future periods. The Company reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated for financial statement purposes. While management believes that its reserves are appropriate based on information currently available, the actual costs of resolving legal claims may be substantially different from the amounts reserved.

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

The accrual for asbestos-related liabilities, before consideration of insurance recoveries is based on the following: the Company's estimate of indemnity payments and defense costs associated with pending and future asbestos-related claims to be paid through mid-2005; settlements agreed to but not paid as of February 28, 2002; the Company's expected payment on account of settlement obligations of defaulting CCR members; interest on settlement payments that are subject to ongoing dispute resolution with certain insurance providers; and other legal fees and expenses. The Company's estimates of indemnity payments and defense costs associated with pending and future asbestos claims are based on the Company's estimate of the number of future asbestos-related claims and the type of disease, if any, alleged or expected to be alleged in such claims, assumptions regarding the timing and amounts of settlement payments, the status of ongoing litigation and settlement initiatives, and the advice of outside counsel with respect to the current state of the law related to asbestos claims. The ultimate liability for all pending and future claims cannot be determined with certainty due to the difficulty of forecasting the numerous variables that can affect the amount of liability. There are inherent uncertainties involved in estimating these amounts, and the Company's actual costs in future periods could exceed the Company's estimates due to changes in facts and circumstances after the date of each estimate. For additional information, see Note 8 to the financial statements included in this filing.

Insurance Receivable

Among the product liability claims to which the Company is subject are claims for personal injury or wrongful death arising from the installation and distribution of asbestos-containing insulation, primarily in the southeastern United States, by a previously divested business of the Company. The Company believes that it has insurance coverage available to recover most of its asbestos-related costs. The Company has reached settlement agreements with substantially all of its relevant insurers providing for payment of substantially all asbestos-related claims (subject to retentions) up to the various policy limits, except for the Company's payments on account of settlement obligations of defaulting CCR members, as discussed in Note 8 to the financial statements included in this filing. The timing and amount of future recoveries from insurance carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any remaining disputes regarding coverage under such policies. In the event the Company's insurers dispute amounts billed to them or pay on an untimely basis, the Company takes all practicable steps to secure payment, including alternative dispute resolution procedures and litigation to resolve the issues. The Company has initiated an alternative dispute resolution proceeding with one insurer to resolve outstanding insurance policy interpretation issues, to secure payment of past due amounts and to ensure that the insurer's future obligations will be met in a timely fashion. The Company believes that substantial recoveries from the insurance carriers are probable. The Company reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, settlement agreements with insurers, the apparent viability of its insurers, the advice of outside counsel with respect to the applicable insurance coverage law relating to terms and conditions of those policies, and a general assessment by the Company and its advisors of the financial condition of the relevant insurers. If expected insurance recoveries become unavailable, due to insolvencies among the Company's primary or excess insurance carriers, disputes with carriers or otherwise, the Company's results of operations, liquidity and financial condition could be materially adversely affected.

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

The Company reserves for known environmental claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual cost of environmental issues may be higher than that reserved due to difficulty in estimating such costs and potential changes in the status of government regulations.

Self-Insurance

It is the Company's policy to self insure for certain insurable risks consisting primarily of physical loss to property; business interruptions resulting from such loss; and workers' compensation, employee medical, comprehensive general, and auto liability. Insurance coverage is obtained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Based on an independent actuary's estimate of the aggregate liability for claims incurred, a provision for claims under the self-insured program is recorded and revised annually. The actuarial estimates are subject to uncertainty from various sources, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions.

RESULTS OF OPERATIONS

NSI generated revenue of $132.0 million and $266.4 million for the three and six months ended February 28, 2002, respectively, compared to revenue of $135.1 million and $275.8 million, respectively, in the previous year. The decrease was related to the overall softer economy and lost revenues from the closure of two envelope manufacturing facilities in the fourth quarter of fiscal 2001.

Losses from continuing operations totaled $41 thousand, or $0.00 per diluted share, for the three months ended February 28, 2002, compared to income from continuing operations of $2.1 million, or $0.20 per diluted share, for the three months ended February 28, 2001. On a year-to-date basis, net losses from continuing operations for the first six months of the current fiscal year were $3.7 million, or $0.36 per diluted share, compared to the prior year's income from continuing operations of $4.4 million, or $0.43 per diluted share. The decline in income from continuing operations primarily resulted from lower revenues, restructuring charges and higher overall labor and benefits.

Textile rental segment second quarter revenues of $77.3 million decreased 2.9 percent compared to last year's $79.6 million. On a year-to-date basis, revenues decreased $4.5 million, or 2.8 percent compared to the same prior year period. Operating profit for the second quarter was $1.3 million compared to last year's operating profit of $4.0 million. Operating profit for the second quarter included $304 thousand of gains related to previously divested businesses and a $381 thousand reduction of expense associated with ongoing restructuring plans. Last year's operating profit included $2.4 million of gains on sales of businesses. On a year-to-date basis, the textile rental segment had an operating loss of $4.0 million for the first six months of fiscal 2002 versus operating profit of $7.7 million for the first six months of fiscal 2001. Year-to-date operating profit includes restructuring expense and other charges of $5.4 million relating to the closure of two facilities and $304 thousand of gains related to previously divested businesses, whereas the operating profit for the same prior year period included $2.4 million of gains on sales of businesses. Excluding these items, the decline in operating profit is largely due to the impact of business travel and entertainment, increases in labor and benefit costs, and costs associated with overhead reduction programs within the business.

The restructuring charge included a reduction of severance costs of $148 thousand, and $1.6 million in exit expenses to close and consolidate facilities. Exit expenses primarily include costs of lease terminations and costs to dispose of closed facilities. Reserve reductions of $413 thousand were also recorded during the second quarter of fiscal 2002 primarily due to lower than originally estimated costs to prepare a facility closed in a prior year for sale.

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

The envelope segment second quarter revenues of $54.7 million decreased 1.5 percent from last year's results of $55.5 million. Operating profit was $649 thousand, a decrease of $214 thousand from last year's $863 thousand profit. During the quarter, the envelope segment sold its Lyon Folder unit, recognizing a gain of approximately $75 thousand. Excluding the current year gain, and approximately $245 thousand of goodwill amortization that has been discontinued with the adoption of SFAS 142, profits decreased approximately $534 thousand. The decline in operating profits is the result of the decrease in revenue, primarily from lower courier volumes. On a year-to-date basis, the envelope segment revenues of $110.3 million decreased 4.2 percent from last year's results of $115.1 million, and operating profit of $2.8 million increased $228 thousand from last year's results of $2.6 million. Last year's results included $880 thousand of costs associated with the reorganization of the Miami, Florida facility. Excluding the current year gain of $75 thousand, the prior year reorganization costs and approximately $485 thousand of prior year goodwill amortization, which ceased upon the adoption of SFAS No. 142, profits decreased approximately $1.2 million as a result of the lower overall revenue and increased benefits costs.

Corporate expenses were $1.9 million for the first quarter compared to last year's $1.1 million. For the six months ended February 28, 2002, corporate expenses increased from $2.4 million to $4.6 million. The planned increase is representative of on-going, stand-alone corporate costs.

Net interest expense of $168 thousand and $279 thousand for the three and six months ended February 28, 2002, respectively, decreased from $439 thousand and $889 thousand for the same prior year periods, respectively, due to lower overall rates and lower interest bearing obligations. Additionally, the provision for income taxes increased to 40 percent of income from continuing operations compared to 37 percent in the prior year as a result of the loss of certain state tax benefits associated with the spin-off.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Continuing operations used cash of $107 thousand during the six months ended February 28, 2002 compared with cash provided of $19.9 million during the respective period of the prior year. Fiscal 2002 operating cash flow was lower because of a decrease in net income and an increase in cash used for both current and long-term liabilities, which was partially offset by an increase in cash provided by inventory and linens in service. The increase in cash used for current and long-term liabilities resulted primarily from lower days in accounts payable due to utilization of recently negotiated vendor payment terms and payments related to asbestos settlements.

Investing Activities

Investing activities used cash of $9.0 million versus $6.9 million in the prior year. The increase in spending was due mainly to increased capital spending and less cash provided by divestitures.

Capital expenditures totaled $10.6 million for the six month period compared to $8.4 million in the prior year. During the six months ended February 28, 2002, the textile rental segment invested primarily in replacing old equipment and delivery truck purchases and refurbishment. Capital expenditures in the envelope segment were primarily related to manufacturing equipment and information systems. During the six months ended February 28, 2001, capital expenditures in the envelope segment related primarily to manufacturing process improvements and information systems. The textile rental segment's expenditures were primarily attributable to building improvements, replacing old equipment and information systems.

Financing Activities

Cash provided by financing activities totaled $2.2 million during the six months ended February 28, 2002 compared to cash used of $26.0 million in fiscal 2001 primarily due to borrowing of notes payable and lower dividends. Dividend payments totaled $7.0 million, or $0.68 per share, compared with $27.1 million, or $2.64 per share, for the prior-year period.

Upon completion of the spin-off on November 30, 2001, approximately $371.3 million of long-term debt was assumed by Acuity, leaving approximately $2.8 million outstanding for the Company.

In October 2001, the Company negotiated a $40 million, three-year committed credit facility with a single major US bank that became effective at the time of the spin-off. The facility contains financial covenants including a leverage ratio, a ratio of income available for fixed charges to fixed charges, and a minimum net worth. Interest rates under the facility are based on the LIBOR rate or other rates, at the Company's option. The Company will pay an annual fee on the commitment based on the Company's leverage ratio. Approximately $11.0 million was outstanding under this facility at February 28, 2002.

Management believes anticipated cash flows from operations and the committed credit facilities are sufficient to meet the Company's planned level of capital spending and general operating cash requirements, including but not limited to cash requirements related to litigation as further described in Note 8 to the financial statements, for the next twelve months.

Subsequent to the end of the second quarter, the Company entered into an agreement to sell the property where NSI's corporate headquarters is located. The agreement provides a due diligence period through April 26, 2002, during which time the purchaser has the right to terminate the agreement without any material financial obligation. Management anticipates that the sale will occur by the end of the third quarter of fiscal 2002 and that the proceeds from the sale will be used to repay outstanding debt and to fund general corporate purposes.

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

Interest Rates
The Company's credit line is subject to interest rate fluctuations. These fluctuations expose the Company to changes in interest expense and cash flows. The Company's variable-rate debt amounted to $11.0 million at February 28, 2002. Based on outstanding borrowings at February 28, 2002, a 10 percent adverse change in effective market interest rates would result in an immaterial amount of additional interest expense.

Commodity Price Risk
From time to time, the Company's textile rental segment enters into arrangements locking in for specified periods the prices the Company will pay for the volume of natural gas or other commodities to which the contract relates. The contracts are structured to reduce the segment's exposure to changes in the price of natural gas and relate only to portions of the Company's normal expected usage. However, these contracts also limit the benefit the segment might have otherwise received from decreases in the price of natural gas. The Company does not believe a 10 percent adverse change in market rates of natural gas would have a material impact on its "Consolidated Balance Sheets" or "Consolidated Statements of Income."

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

(a)  Exhibits - None

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


                                      NATIONAL SERVICE INDUSTRIES, INC.
                                ------------------------------------------
                                                REGISTRANT


DATE  April 15, 2002              /s/          CAROL MORGAN
      --------------            ------------------------------------------
                                                CAROL MORGAN
                                           SENIOR VICE PRESIDENT,
                                       GENERAL COUNSEL AND SECRETARY



DATE  April 15, 2002                 /s/       CHESTER J. POPKOWSKI
      --------------            ------------------------------------------
                                               CHESTER J. POPKOWSKI
                                              SENIOR VICE PRESIDENT,
                                           CHIEF FINANCIAL OFFICER AND
                                                    TREASURER