Form 10-Q
period 2002-05-31
NATIONAL SERVICE INDUSTRIES INC
filed 2002-07-15
CIK 70538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2002 .

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________________ to ________________________________________.

Commission file number       1-3208     .

NATIONAL SERVICE INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-0364900

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1420 Peachtree Street, N.E., Atlanta, Georgia	30309–3002

(Address of principal executive offices)	(Zip Code)

(404) 853-1000

(Registrant’s telephone number, including area code)

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

Yes   ☒    No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock — $1.00 Par Value 10,968,089 shares as of June 30, 2002.

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

			Page No.

PART I	FINANCIAL INFORMATION
	ITEM 1	FINANCIAL STATEMENTS
		CONSOLIDATED BALANCE SHEETS (Unaudited) – MAY 31, 2002 AND AUGUST 31, 2001	3
		CONSOLIDATED STATEMENTS OF INCOME (Unaudited) – THREE AND NINE MONTHS ENDED MAY 31, 2002 AND 2001	4
		CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) – NINE MONTHS ENDED MAY 31, 2002 AND 2001	5
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)	6-16
	ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17-21
	ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21
PART II	OTHER INFORMATION
	ITEM 1	LEGAL PROCEEDINGS	22
	ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K	22
SIGNATURES			22
INDEX TO EXHIBITS			22

CONSOLIDATED BALANCE SHEETS (Unaudited)

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except share data)

	May 31,	August 31,
	2002	2001

Assets
Current Assets:
Cash and cash equivalents	$18,416	$—
Receivables, less reserves for doubtful accounts of $1,491 at May 31, 2002, and $1,798 at August 31, 2001	54,539	60,406
Inventories, at the lower of cost (on a first-in, first-out basis) or market	17,351	19,195
Linens in service, net of amortization	50,568	56,910
Deferred income taxes	9,148	9,138
Prepayments	4,041	11,300
Insurance receivable (Note 8)	30,316	28,616
Other current assets	1,307	804

Total Current Assets	185,686	186,369
Property, Plant, and Equipment, at cost:
Land	6,320	12,775
Buildings and leasehold improvements	50,816	57,433
Machinery and equipment	260,464	258,344

Total Property, Plant, and Equipment	317,600	328,552
Less: Accumulated depreciation and amortization	164,342	157,507

	153,258	171,045
Other Assets:
Goodwill	—	28,432
Other intangibles	7,438	8,629
Insurance receivable (Note 8)	72,460	66,574
Other	37,284	37,049

Total Other Assets	117,182	140,684
Net assets of discontinued operations (Note 5)	—	400,296

Total Assets	$456,126	$898,394

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 7)	$1,070	$1,011
Credit facility borrowings (Note 7)	—	1,999
Accounts payable	15,281	28,164
Accrued salaries, commissions, and bonuses	7,054	7,050
Current portion of self-insurance reserves	4,402	3,119
Environmental reserve (Note 9)	6,690	7,291
Current portion of litigation reserve (Note 8)	28,655	30,453
Other accrued liabilities	22,578	19,561

Total Current Liabilities	85,730	98,648
Long-Term Debt, less current maturities (Note 7)	1,266	1,990

Deferred Income Taxes	30,862	32,431

Self-Insurance Reserves, less current portion	11,550	12,477

Litigation Reserve, less current portion (Note 8)	81,900	82,917

Other Long-Term Liabilities	8,923	7,303

Commitments and Contingencies (Notes 8 and 9)
Stockholders’ Equity:
Series A participating preferred stock, $.05 stated value, 500,000 shares authorized, none issued	—	—
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, $1 par value, 120,000,000 shares authorized, 14,478,500 shares issued (Note 11)	14,479	14,480
Paid-in capital	12,738	72,860
Retained earnings	565,653	995,537
Unearned compensation on restricted stock	(4,406)	(880)
Accumulated other comprehensive income	(43)	(43)

	588,421	1,081,954
Less: Treasury stock, at cost (3,522,905 shares at May 31, 2002 and 4,173,299 shares at August 31, 2001)	352,526	419,326

Total Stockholders’ Equity	235,895	662,628

Total Liabilities and Stockholders’ Equity	$456,126	$898,394

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except per-share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	May 31,	May 31,	May 31,	May 31,
	2002	2001	2002	2001

Sales and Service Revenues:
Service revenues	$83,738	$88,019	$239,909	$248,734
Net sales of products	52,341	56,309	162,597	171,423

Total Revenues	136,079	144,328	402,506	420,157
Costs and Expenses:
Cost of services	48,205	49,300	142,367	141,934
Cost of products sold	40,913	43,699	124,941	133,757
Selling and administrative expenses	44,081	43,082	132,872	127,064
Restructuring expense and other charges (Note 10)	—	—	5,439	—
Gain on sale of business	—	—	(379)	(2,359)
Gain on sale of corporate headquarters building (Note 12)	(7,966)	—	(7,966)	—
Amortization expense	435	683	1,348	2,114
Interest expense	90	439	369	1,328
Other (income) expense, net	(812)	(656)	(1,469)	1,483

Total Costs and Expenses	124,946	136,547	397,522	405,321

Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	11,133	7,781	4,984	14,836
Income tax expense	4,342	2,879	1,882	5,489

Income from continuing operations before cumulative effect of a change in accounting principle	6,791	4,902	3,102	9,347

Discontinued Operations (Note 5):
Income from discontinued operations, net of tax of $7,066 in 2002, and $6,506 and $22,902 for the three and nine months ended May 31, 2001, respectively	—	7,669	11,534	35,586
Costs associated with effecting the spin-off, net of tax benefit of $717	—	—	(19,069)	—

Total Discontinued Operations	—	7,669	(7,535)	35,586
Cumulative effect of a change in accounting principle, net of tax benefit of $10,830	—	—	(17,602)	—

Net Income (Loss)	$6,791	$12,571	$(22,035)	$44,933

Basic earnings per share (split adjusted):
Earnings per share from continuing operations before cumulative effect of a change in accounting principle	$0.66	$0.48	$0.30	$0.91
Discontinued operations:
Income from discontinued operations, net of tax	—	0.74	1.12	3.47
Costs associated with effecting the spin-off, net of tax benefit	—	—	(1.85)	—

Total Discontinued Operations	—	0.74	(0.73)	3.47

Cumulative effect of a change in accounting principle, net of tax benefit	—	—	(1.71)	—

Net Income (Loss)	$0.66	$1.22	$(2.14)	$4.38

Diluted earnings per share (split adjusted):
Earnings per share from continuing operations before cumulative effect of a change in accounting principle	$0.65	$0.47	$0.30	$0.91
Discontinued operations:
Income from discontinued operations, net of tax	—	0.74	1.12	3.44
Costs associated with effecting the spin-off, net of tax benefit	—	—	(1.84)	—

Total Discontinued Operations	—	0.74	(0.72)	3.44

Cumulative effect of a change in accounting principle, net of tax benefit		—	(1.70)	—

Net Income (Loss)	$0.65	$1.21	$(2.12)	$4.35

Basic Weighted Average Number of Shares Outstanding	10,330	10,280	10,317	10,260

Diluted Weighted Average Number of Shares Outstanding	10,467	10,383	10,371	10,320

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)

	NINE MONTHS ENDED

	May 31,	May 31,
	2002	2001

Cash Provided by (Used for) Operating Activities:
Net income from continuing operations	$3,102	$9,347
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	19,079	20,795
Provision for losses on accounts receivable	900	1,028
(Gain) loss on the sale of property, plant, and equipment	(8,064)	1,595
Restructuring expense and other charges	5,439	—
Gain on the sale of business	(379)	(2,359)
Change in assets and liabilities, net of effect of acquisitions and divestitures:
Receivables	4,688	(30)
Inventories and linens in service, net	6,994	(1,860)
Deferred income taxes	842	(20,674)
Prepayments and other assets	11,465	(4,185)
Accounts payable and accrued liabilities	(18,985)	(223)
Self-insurance reserves and other long-term liabilities	(11,159)	(4,716)

Net Cash Provided by (Used for) Continuing Operations	13,922	(1,282)
Net Cash Provided by Discontinued Operations	6,935	57,177

Net Cash Provided by Operating Activities	20,857	55,895

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(14,992)	(15,416)
Sale of property, plant, and equipment	22,645	834
Acquisitions	(1,535)	(2,598)
Divestitures	1,062	2,286
Change in other assets	(149)	(1,900)

Net Cash Provided by (Used for) Investing Activities	7,031	(16,794)

Cash Provided by (Used for) Financing Activities:
Repayments of notes payable, net	(1,999)	—
Repayments of long-term debt	(665)	(685)
Treasury stock transactions, net	679	2,260
Cash dividends paid	(7,487)	(40,676)

Net Cash Used for Financing Activities	(9,472)	(39,101)

Net Change in Cash and Cash Equivalents	18,416	—
Cash and Cash Equivalents at Beginning of Period	—	—

Cash and Cash Equivalents at End of Period	$18,416	$—

Supplemental Cash Flow Information:
Income taxes paid during the period	$3,619	$55,678
Interest paid during the period	13,131	35,169
Noncash Activities:
Treasury shares issued under long-term incentive plan	$—	$3,637
Cumulative effect of a change in accounting principle	28,432	—
Noncash aspects of acquisitions:
Assets acquired	$1,560	$2,894
Liabilities assumed	25	296

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except per-share data and information contained in Note 8)

1.   BASIS OF PRESENTATION

On November 7, 2001, management of National Service Industries, Inc. (“NSI” or the “Company”) approved the spin-off, subject to certain conditions, of its lighting equipment and chemicals businesses into a separate publicly-traded company with its own management and board of directors. The spin-off conditions were met November 29, 2001 and the spin-off was effected on November 30, 2001 through a tax-free distribution (“Distribution”) of 100% of the outstanding shares of common stock of Acuity Brands, Inc. (“Acuity”), a wholly-owned subsidiary of NSI owning and operating the lighting equipment and chemicals businesses. Each NSI stockholder of record as of November 16, 2001, the record date for the distribution, received one share of Acuity common stock for each share of NSI common stock held at that date.

Certain NSI corporate assets, liabilities, and expenses have been allocated to Acuity based on an estimate of the proportion of corporate amounts allocable to Acuity, utilizing such factors as revenues, number of employees, and other relevant factors. As a result of the spin-off, the Company’s financial statements have been prepared with Acuity’s net assets, results of operations, and cash flows presented as discontinued operations. All historical statements have been restated to conform with this presentation. In the opinion of management, the allocations have been made on a reasonable basis.

The interim consolidated financial statements included herein have been prepared by the Company without audit and the consolidated balance sheet as of August 31, 2001 has been derived from audited statements. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of May 31, 2002, the consolidated results of operations for the three and nine months ended May 31, 2002 and 2001, and the consolidated cash flows for the nine months ended May 31, 2002 and 2001. Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

The results of operations for the three and nine months ended May 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year because of the uncertainty of general business conditions.

In accordance with the Temporary Final Rule relating to “Requirements for Arthur Andersen LLP Auditing Clients” dated March 18, 2002, the unaudited financial statements contained in this report have not been reviewed by an independent accountant in accordance with Rule 10-01(d). As disclosed in a Form 8-K filed May 21, 2002, NSI elected not to retain the services of Arthur Andersen LLP and has recently engaged PricewaterhouseCoopers LLP as its independent accountants. PricewaterhouseCoopers LLP has not completed its review of the Company’s financial statements as of and for the three and nine months ended May 31, 2002. Under the terms of this Temporary Final Rule, if upon completion of this review there is a change to these financial statements, NSI will amend this filing. Otherwise, NSI will disclose in its 10-K filing for the fiscal year ended August 31, 2002, that these financial statements have been reviewed by PricewaterhouseCoopers LLP.

2.   RECENT ACCOUNTING STANDARDS

Accounting Standards Yet to be Adopted

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 143 (“SFAS 143”) “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company will adopt SFAS 143 effective September 1, 2002. The Company has not completed its evaluation of the effect of the adoption of SFAS 143, but does not expect the adoption to have a material adverse impact on the Company’s financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for a disposal of a segment of a business. The Company will adopt SFAS 144 effective September 1, 2002. The Company does not expect the adoption to have a material effect on the Company’s financial statements.

Newly Adopted Accounting Standards

In July 2001, the FASB issued Statement No. 141 (“SFAS 141”) “Business Combinations,” and Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a new method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value based approach.

The Company adopted SFAS 142 as of September 1, 2001. Summarized information for the Company’s acquired intangible assets is as follows:

Acquired Intangible Assets

	May 31, 2002		August 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer contracts	$10,361	$(3,427)	$10,215	$(2,348)
Other	1,439	(935)	1,428	(666)

Total	$11,800	$(4,362)	$11,643	$(3,014)

The Company amortizes customer contracts over estimated useful lives of seven years. Other acquired intangible assets, consisting primarily of restrictive covenant agreements, are amortized over the lives of the agreements, which average approximately four years. The Company recorded amortization expense of $435 and $1,348 related to intangible assets for the three and nine months ended May 31, 2002, and $381 and $1,215 for the three and nine months ended May 31, 2001, respectively.

The changes in the carrying amount of goodwill during the period are summarized as follows:

	Textile
	Rental	Envelope	Total

Balance as of August 31, 2001	$4,162	$24,270	$28,432
Transitional impairment losses	(4,162)	(24,270)	(28,432)

Balance as of May 31, 2002	$—	$—	$—

The textile rental and envelope segments each tested goodwill for impairment during the first quarter of 2002 as required by SFAS 142 upon adoption, utilizing a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach and a comparable transaction approach. As a result of this valuation process as well as the application of the remaining provisions of SFAS 142, the Company recorded a pre-tax transitional impairment loss of $28,432, representing the write-off of all of the Company’s existing goodwill. This write-off was reported as a cumulative effect of a change in accounting principle, on a net of tax basis, in the Company’s Consolidated Statement of Income for the nine months ended May 31, 2002.

Prior to the adoption of SFAS 142 in September 2001, the Company amortized goodwill over estimated useful lives ranging from 10 years to 30 years. Had the Company accounted for goodwill consistent with the provisions of SFAS 142 in prior periods, the Company’s income from continuing operations and net income would have been affected as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2002	2001	2002	2001

Reported income from continuing operations	$6,791	$4,902	$3,102	$9,347
Add back: Goodwill amortization	—	190	—	566

Adjusted income from continuing operations	$6,791	$5,092	$3,102	$9,913

Adjusted net income (loss)	$6,791	$12,761	$(22,035)	$45,499

Basic earning per share:
Reported income from continuing operations	$0.66	$0.48	$0.30	$0.91
Add back: Goodwill amortization	—	0.02	—	0.06

Adjusted income from continuing operations	$0.66	$0.50	$0.30	$0.97

Adjusted net (loss) income	$0.66	$1.24	$(2.14)	$4.43

Diluted earning per share:
Reported income from continuing operations	$0.65	$0.47	$0.30	$0.91
Add back: Goodwill amortization	—	0.02	—	0.05

Adjusted income from continuing operations	$0.65	$0.49	$0.30	$0.96

Adjusted net income (loss)	$0.65	$1.23	$(2.12)	$4.41

3.   BUSINESS SEGMENT INFORMATION

The following tables summarize the Company’s business segment information from continuing operations:

			Depreciation	Capital
	Sales and	Operating	and	Expenditures
	Service	Profit	Amortization	Including
Three Months Ended May 31, 2002	Revenues	(Loss)	Expense	Acquisitions

Textile Rental	$83,738	$5,696	$4,281	$4,439
Envelope	52,341	24	2,043	1,421

	136,079	5,720	6,324	5,860
Corporate	—	5,503	225	—
Interest expense	—	(90)	—	—

Total	$136,079	$11,133	$6,549	$5,860

			Depreciation	Capital
	Sales and	Operating	and	Expenditures
	Service	Profit	Amortization	Including
Three Months Ended May 31, 2001	Revenues	(Loss)	Expense	Acquisitions

Textile Rental	$88,019	$8,297	$4,077	$7,925
Envelope	56,309	1,416	2,415	1,407

	144,328	9,713	6,492	9,332
Corporate	—	(1,493)	347	98
Interest expense	—	(439)	—	—

Total	$144,328	$7,781	$6,839	$9,430

			Depreciation	Capital
	Sales and	Operating	and	Expenditures
	Service	Profit	Amortization	Including
Nine Months Ended May 31, 2002	Revenues	(Loss)	Expense	Acquisitions

Textile Rental	$239,909	$1,659	$12,469	$11,699
Envelope	162,597	2,827	6,047	4,640

	402,506	4,486	18,516	16,339
Corporate	—	867	563	188
Interest expense	—	(369)	—	—

Total	$402,506	$4,984	$19,079	$16,527

			Depreciation	Capital
	Sales and	Operating	and	Expenditures
	Service	Profit	Amortization	Including
Nine Months Ended May 31, 2001	Revenues	(Loss)	Expense	Acquisitions

Textile Rental	$248,734	$16,033	$12,345	$13,729
Envelope	171,423	3,991	7,171	3,749

	420,157	20,024	19,516	17,478
Corporate	—	(3,860)	1,279	536
Interest expense	—	(1,328)	—	—

Total	$420,157	$14,836	$20,795	$18,014

	Total Assets, Excluding Discontinued Operations

	May 31,	August 31,
	2002	2001

Textile Rental	$211,680	$231,422
Envelope	106,963	141,945

Subtotal	318,643	373,367
Corporate	137,483	124,731

Total	$456,126	$498,098

4.   INVENTORIES

Major classes of inventory as of May 31, 2002 and August 31, 2001 were as follows:

	May 31,	August 31,
	2002	2001

Raw Materials and Supplies	$6,096	$6,716
Work-in-Process	2,697	817
Finished Goods	8,558	11,662

Total	$17,351	$19,195

5.   DISCONTINUED OPERATIONS

On November 7, 2001, the Company’s board of directors approved the spin-off of its lighting equipment and chemicals businesses into a separate publicly-traded company with its own management and board of directors. The spin-off was effected on November 30, 2001 through a tax-free distribution of 100% of the outstanding shares of common stock of Acuity, a wholly-owned subsidiary of the Company owning and operating the lighting equipment and chemicals businesses. Each NSI stockholder of record as of November 16, 2001, the record date for the Distribution, received one share of the Acuity common stock for each share of NSI common stock held at that date.

As a result of the November 2001 spin-off, the Company’s financial statements have been prepared with these businesses’ net assets, results of operations, and cash flows presented as discontinued operations through the effective date of the Distribution, November 30, 2001. All historical statements have been restated to conform with this presentation.

Summarized financial information for discontinued operations is as follows:

August 31,
2001

Current Assets	$559,116
Property, Plant, and Equipment – net	248,423
Goodwill and Other Intangibles	468,944
Other Long-Term Assets	54,092
Current Liabilities	(442,067)
Long-Term Debt, less current maturities	(373,707)
Other Long-Term Liabilities	(131,503)
Accumulated Other Comprehensive Income Items	16,998

Net Assets of Discontinued Operations	$400,296

In conjunction with the spin-off, the Company and Acuity entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation, including a distribution agreement, a tax disaffiliation agreement, an employee benefits agreement, and a transition services agreement. The Company expects to finalize the amount of the dividend of common equity interest in Acuity by August 31, 2002.

In addition, Acuity and NSI entered into a put option agreement, whereby NSI had the option to require Acuity to purchase the property where NSI’s corporate headquarters are located for a purchase price equal to 85 percent of the agreed-upon fair market value of the property. On May 23, 2002 the Company completed the cash sale of the property to an unrelated third party. Subsequent to the sale, NSI executed a release of the put option agreement, thereby extinguishing any rights that NSI had under the agreement (see Note 12).

6.   EARNINGS PER SHARE

The Company accounts for earnings per share using Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Under this statement, basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly but reflects the dilutive effect of potential common shares, including options and restricted stock.

The following table calculates basic earnings per common share and diluted earnings per common share at May 31, and reflects the January 7, 2002 one-for-four reverse stock split further described in note 11:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2002	2001	2002	2001

Basic earnings per common share:
Income from continuing operations before cumulative effect of a change in accounting principle	$6,791	$4,902	$3,102	$9,347
Basic weighted average shares outstanding	10,330	10,280	10,317	10,260

Basic earnings from continuing operations before cumulative effect of a change in accounting principle per share	$0.66	$0.48	$0.30	$0.91

Diluted earnings per common share:
Income from continuing operations before cumulative effect of a change in accounting principle	$6,791	$4,902	$3,102	$9,347

Basic weighted average shares outstanding	10,330	10,280	10,317	10,260
Add: Shares of common stock assumed issued upon exercise of dilutive stock options	19	90	7	54
Add: Unvested restricted stock	118	13	47	6

Diluted weighted average shares outstanding	10,467	10,383	10,371	10,320

Diluted earnings from continuing operations before cumulative effect of a change in accounting principle per share	$0.65	$0.47	$0.30	$0.91

Stock options to purchase 1,401 and 1,338 shares of common stock for the three and nine months ended May 31, 2002, respectively, and 744 and 754 shares of common stock for the three and nine months ended May 31, 2001, respectively, were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

7.   LONG-TERM DEBT

Outstanding borrowings at May 31, 2002 included $2,336 in notes payable at an interest rate of 8.5%.

In October 2001, the Company negotiated a $40,000, three-year committed credit facility with a single major US bank that became effective at the time of the spin-off. The facility contains financial covenants including a leverage ratio, a ratio of income available for fixed charges to fixed charges, and a minimum net worth. Interest rates under the facility are based on the LIBOR rate or other rates, at the Company’s option. The Company will pay an annual fee on the commitment based on the Company’s leverage ratio. No amounts were outstanding under this facility at May 31, 2002.

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

Among the product liability claims to which the Company is subject are claims for personal injury or wrongful death arising from the installation and distribution of asbestos-containing insulation, primarily in the southeastern United States, by a divested business of the Company. Most claims against the Company seek both substantial compensatory damages and punitive damages. The Company believes that many of the claims against it are without merit. The Company believes its conduct with respect to asbestos-containing insulation was consistent with recognized safety standards at the relevant times, and the Company believes there is no basis for imposing punitive damages against it in connection with asbestos claims. In addition, the Company believes that it has substantial legal defenses against many of these claims, including that the Company did not manufacture any asbestos-containing building products, that the Company did not distribute or install products at certain sites where exposure is alleged, and that statutes of repose in some states bar the claims. However, there is no assurance that the Company will be successful in asserting defenses to these claims.

Prior to February 1, 2001, the Center for Claims Resolution (the “CCR”) handled the processing and settlement of claims on behalf of the Company and retained local counsel for the defense of claims. Pursuant to a written agreement among CCR members, the Company was responsible for varying percentages of defense and liability payments on a claim-by-claim basis for each claim in which it was named in accordance with predetermined sharing formulae. Substantially all of the Company’s portion of those payments were paid directly by the Company’s insurers. Since February 1, 2001, the Company has retained trial counsel directly, rather than through the CCR, to defend asbestos-related claims against the Company and has engaged another outside consultant to provide claims processing and administration services for asbestos-related claims. The Company intends to be more vigorous in defending asbestos-related claims and will seek to dismiss without any settlement payment claims arising in jurisdictions or involving worksites where the Company did not distribute or install asbestos-containing products.

During the past two years, certain former members of the CCR have failed to make payments to the CCR, by reason of bankruptcy or otherwise, for their shares of certain settlement agreements the CCR had reached on behalf of its members with plaintiffs. Consequently, with respect to some settlement agreements, the CCR has been unable to make the full payments contemplated by those agreements. In some circumstances, the Company and other members and former members of the CCR have contributed additional funds to the CCR to permit it to make certain payments contemplated by the settlement agreements. As of May 31, 2002, the Company has contributed approximately $5.3 million to the CCR for this purpose, and it may make further such payments in the future. Payments made since August 31, 2001 have been applied against the Company’s accrual for asbestos liabilities established as of August 31, 2001. Some plaintiffs who are parties to settlement agreements with the CCR that contemplate payments that the CCR has been unable to make have commenced litigation against the CCR, the Company, and other members and former members to recover amounts due under these settlement agreements. The Company believes that it should not be liable for settlement payments attributable to other members or former members of the CCR, and the Company has joined a joint defense group with other CCR members to defend these claims.

The Company believes that any amount it pays, including the $5.3 million it has already contributed to the CCR, on account of payments contemplated by settlement agreements entered into by the CCR on behalf of its members, should be covered either by the Company’s insurance or by surety bonds and collateral provided by those former members who failed to meet their obligations. There can be no assurance, however, that the Company can actually recover any of these amounts. Accordingly, no insurance or other recovery with respect to these amounts has been recorded as an asset in the Company’s financial statements.

The amount of the Company’s liability on account of payments contemplated by settlement agreements entered into by the CCR is uncertain. The Company has included in its reserves its estimate of the Company’s potential liability in this respect, but the Company’s ultimate liability for these matters could be greater than estimated if more CCR members or former members fail to meet their obligations or if the courts determine that the Company could be liable for settlement payments that were attributable to other CCR members.

Several significant companies that are traditional co-defendants in asbestos claims, both former members of the CCR and non-members, have sought protection under Chapter 11 of the federal bankruptcy code during the past two years. Litigation against such co-defendants generally is stayed or restricted as a result of their bankruptcy filings. The absence of these traditional defendants may increase the number of claims filed against other defendants, including the Company, and may increase the cost of resolving such claims. Due to the uncertainties surrounding the ultimate effect of these bankruptcies on remaining asbestos defendants, the effect on the amount of the Company’s liabilities cannot be determined.

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

The claim activity for the nine months ended May 31, 2002 was as follows:

Open claims pending as of August 31, 2001	35,000
Served	10,400
Dismissed	(11,900)
Settled	(2,900)

30,600
Settled in principle after February 1, 2001 but not finalized	(2,700)

Open claims pending as of May 31, 2002	27,900

Average resolution indemnity cost per claim for the nine months ended May 31, 2002	$634

As of May 31, 2002, there were approximately 12,700 additional claims that were settled in principal prior to February 1, 2001 but not finalized.

As of May 31, 2002 and August 31, 2001, an estimated accrual of $110.6 million and $113.4 million, respectively, for asbestos-related liabilities, before consideration of insurance recoveries, has been reflected in the accompanying financial statements, primarily in long-term liabilities. The amount of the accrual is based on the following: the Company’s estimate of indemnity payments and defense costs associated with pending and future asbestos-related claims to be paid through mid-2005; settlements agreed to but not paid as of May 31, 2002; the Company’s expected payment on account of settlement obligations of defaulting CCR members; interest on settlement payments that are subject to ongoing dispute resolution with certain insurance providers; and other legal fees and expenses. The Company’s estimates of indemnity payments and defense costs associated with pending and future asbestos claims are based on the Company’s estimate of the number of future asbestos-related claims and the type of disease, if any, alleged or expected to be alleged in such claims, assumptions regarding the timing and amounts of settlement payments, the status of ongoing litigation and settlement initiatives, and the advice of outside counsel with respect to the current state of the law related to asbestos claims. The ultimate liability for all pending and future claims cannot be determined with certainty due to the difficulty of forecasting the numerous variables that can affect the amount of liability. There are inherent uncertainties involved in estimating these amounts, and the Company’s actual costs in future periods could exceed the Company’s estimates due to changes in facts and circumstances after the date of each estimate.

The Company believes that it has insurance coverage available to recover most of its asbestos-related costs. The Company has reached settlement agreements with substantially all of its relevant insurers providing for payment of substantially all asbestos-related claims (subject to retentions) up to the various policy limits, except for the Company’s payments on account of settlement obligations of defaulting CCR members, as discussed above. The timing and amount of future recoveries from insurance carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any remaining disputes regarding coverage under such policies. In the event the Company’s insurers dispute amounts billed to them or pay on an untimely basis, the Company takes all practicable steps to secure payment, including alternative dispute resolution procedures and litigation to resolve the issues. The Company has initiated alternative dispute resolution proceedings with two insurers to resolve outstanding insurance policy interpretation issues, and, with respect to one of the insurers, to secure payment of past due amounts and to ensure that the insurer’s future obligations will be met in a timely fashion. The Company believes that substantial recoveries from the insurance carriers are probable. The Company reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, settlement agreements with insurers, the apparent viability of its insurers, the advice of outside counsel with respect to the applicable insurance coverage law relating to terms and conditions of those policies, and a general assessment by the Company and its advisors of the financial condition of the relevant insurers. Accordingly, an estimated aggregate insurance recovery of $102.8 million and $95.2 million has been reflected in the accompanying financial statements as of May 31, 2002 and August 31, 2001, respectively, with respect to previously paid claims and pending and future claims estimated to be paid through mid-2005 and the other items included in the accrual of asbestos-related liabilities. Approximately $30.3 million and $28.6 million of the aggregate insurance recovery and $28.7 million and $30.5 million of the asbestos-related accrual have been classified as current assets and liabilities in the accompanying balance sheet as of May 31, 2002 and August 31, 2001, respectively.

Management continues to monitor claims activity, the status of lawsuits (including settlement initiatives), legislative developments, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from the Company’s underlying assumptions. As additional information becomes available, the Company will reassess its liability and revise its estimates as appropriate. Management currently believes that, based on the factors discussed in the preceding paragraphs and taking into account the accruals reflected as of May 31, 2002, the resolution of asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on the Company’s consolidated financial position or results of operations. However, as the Company’s estimates are periodically re-evaluated, additional accruals to the liabilities reflected in the Company’s financial statements may be necessary, and such accruals could be material to the results of the period in which they are recorded. Given the number and complexity of factors that affect the Company’s liability and its available insurance, the actual liability and insurance recovery may differ substantially from the Company’s estimates. No assurance can be given that the Company will not be subject to significant additional asbestos litigation and material additional liabilities. If actual liabilities significantly exceed the Company’s estimates or if expected insurance recoveries become unavailable, due to insolvencies among the Company’s primary or excess insurance carriers, disputes with carriers or otherwise, the Company’s results of operations, liquidity and financial condition could be materially adversely affected.

The Company has been sued in three putative class actions and a case brought “on behalf of the general public” in California relating to the collection by National Linen Service of energy surcharges, environmental charges and, in two of the cases, sales taxes. The first case was filed in the Circuit Court of Barbour County, Alabama in May 2001 and was removed to the United States District Court for the Middle District of Alabama. The federal court denied the plaintiff’s motion to remand the case to state court. The second case was filed in the Court of Common Pleas, Fifteenth Judicial Circuit, County of Horry, South Carolina in October 2001. That case was removed to the United States District Court for South Carolina, Florence Division. The South Carolina federal court also denied plaintiff’s motion to remand. The third case was filed in Superior Court, Napa County, California in May 2002. This case alleges that National Linen Service and numerous other linen and uniform suppliers have violated Sections 17200 and 17500 of the California Business and Professions Code. The fourth case was filed in the United States District Court in the Southern District of Illinois in June 2002. This case alleges that National Linen Service and numerous other linen and uniform suppliers and the Textile Rental Service Association violated federal antitrust laws and state statutes in setting and charging the fees described above. As of July 15, 2002, no substantive discovery had occurred in any case. Based on information currently available, it is the opinion of management that these claims are without merit and that the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

9.   ENVIRONMENTAL MATTERS

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

The Company’s environmental reserves, which are included in current liabilities, totaled $6,690 and $7,291 at May 31, 2002 and August 31, 2001, respectively. The actual cost of environmental issues may be lower or higher than that reserved due to the difficulty in estimating such costs and potential changes in the status of government regulations.

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

The Company is currently a party to, or otherwise involved in, legal proceedings in connection with state and federal Superfund sites, one of which is located on property owned by the Company. Except for the Blydenburgh Landfill matter in New York (which is discussed below), the Company believes its liability is de minimis at each of the currently active sites which it does not own where it has been named as a potentially responsible party (“PRP”) due to its limited involvement at the site and/or the number of viable PRPs. For property which the Company owns on East Paris Street in Tampa, Florida, the Company was requested by the State of Florida to clean up chlorinated solvent contamination in the groundwater beneath the property and beneath surrounding property known as Seminole Heights Solvent Site and to reimburse approximately $430 of costs already incurred by the State of Florida in connection with such contamination. The Company presented expert evidence to the State of Florida in 1998 that the Company is not the source of the contamination, and the State has referred this matter to the Environmental Protection Agency for review. At this point in time, it is not possible to quantify the extent, if any, of the Company’s exposure.

In connection with the sale of certain assets, including 29 of the Company’s textile rental plants in 1997, the Company has retained environmental liabilities arising from events occurring prior to the closing, subject to certain exceptions. The Company has received notice from the buyer of the textile rental plants of the alleged presence of perchloroethylene contamination on two of the properties in Texas involved in the sale. Because the Company is not the source of contamination, the Company asserted indemnification claims against the company from which it bought the properties. The prior owner is currently addressing the contamination at its expense at one of the properties, subject to a reservation of rights, and is currently reviewing the Company’s claim regarding the other property. At this time, it is too early to quantify the Company’s potential exposure in these matters, the likelihood of an adverse result, or the outcome of the Company’s indemnification claims against the prior owner.

During the second quarter of 2001, management performed a review of the other environmental liabilities recorded in connection with the textile rental segment’s 1997 uniform plants divestiture. Based on the advice of the Company’s environmental experts, the Company decreased its estimates for certain environmental exposures and, as a result, reduced the related liability and recorded a gain of approximately $2,000. The gain is included in “Gain on sale of business” in the accompanying consolidated statements of income.

In May 1999, the State of New York filed a lawsuit against the Company alleging that the Company is responsible as a successor to Serv-All Uniform Rental Corp. (“Serv-All”) for past and future response costs in connection with the release or potential release of hazardous substances at and from the Blydenburgh Landfill in Islip, New York. The Company believes that it is not a successor to Serv-All and therefore has no liability with respect to the Blydenburgh Landfill.

In February 2001, the federal district court in the Eastern District of New York denied the Company’s motion for summary judgment on the issue of successor liability and granted the State of New York’s motion for partial summary judgment, issuing a declaratory judgment that the Company is a successor to Serv-All. Subsequently, the Company and the State of New York each filed a cross-motion for summary judgment on the Company’s liability under the Comprehensive Environmental Response, Compensation, and Liability Act.

On December 12, 2001, the Court granted summary judgment for the State. At a January 9, 2002 status conference, the Court verbally denied the Company’s motion for summary judgment and explicitly noted that the issues presented by this case were appropriate for judicial review. The Court reiterated its denial of the Company’s motion in a written order on January 10, 2002. Final judgment in the amount of $12,477 was entered against the Company on February 1, 2002. Execution of the judgment was stayed pending appeal to the Second Circuit Court of Appeals.

The Company filed a notice of appeal to the Second Circuit Court of Appeals on March 1, 2002. In its appeal, the Company asserted that the trial court erred in declaring that the Company is a successor to Serv-All, in finding that the State’s claims were not barred by the statute of limitations, and in holding that the Company is jointly and severally liable for response costs.

On May 22, 2002, the Company filed a lawsuit against the parent (“Initial Parent”) of Initial Services Investments, Inc., which the Company acquired in 1992 and which had previously purchased and sold certain assets of Serv-All, seeking to enforce an indemnification provided by Initial Parent to the Company.

Even if the Company were unsuccessful in its appeal to the Second Court of Appeals, the Company would have a right to seek recovery of response costs from the many other parties whose wastes were disposed of at the Landfill. At this point, it is too early to quantify the Company’s potential exposure, the likelihood of an adverse result, or the outcome of the Company’s indemnification claim, and thus, no accrual has been recorded related to this matter.

10.   RESTRUCTURING EXPENSE AND OTHER CHARGES

During 2001, management conducted reviews of its continuing operations as part of management’s strategic initiative to examine under-performing operations and to position the Company for an economic slowdown. As a result of these reviews, the Company approved a significant restructuring program and recorded a related charge of $5,014 during the fourth quarter of fiscal 2001. The accrual included severance costs of $3,087 for 367 employees of the textile rental and envelope segments, all of whom were terminated prior to the end of the fiscal year, $1,582 in exit expenses to close and consolidate facilities in the envelope segment, and $345 in losses related to the sale of two textile rental businesses. As of August 31, 2001, approximately $118 of the severance accrual had been paid to employees.

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

The major components of the fiscal 2001 and 2002 restructuring charges and related activity are as follows:

	Reserve,	Cash	Expense	Reserve,
	August 31, 2001	Payments	(Gain)	May 31, 2002

Severance costs	$2,969	$(2,303)	$(148)	$518
Exit costs	$1,582	$(2,126)	$1,587	$1,043

The losses resulting from the restructuring activities and asset impairments are included in “Restructuring expense and other charges” in the Consolidated Statements of Income.

11.   REVERSE STOCK SPLIT

On January 3, 2002, the Company’s shareholders approved a one-for-four reverse stock split of NSI common stock, which began trading on a reverse split basis on January 7, 2002. As a result of the stock split, every four shares of NSI common stock were replaced with one share of NSI common stock. The reverse split did not change the number of authorized shares of NSI common stock or the par value per share of NSI common stock. All references to common stock, common shares outstanding, average numbers of common stock shares outstanding and per share amounts in these Consolidated Financial Statements and Notes to Consolidated Financial Statements prior to the effective date of the reverse stock split have been restated to reflect the one-for-four common stock reverse split on a retroactive basis.

12.   SALE OF CORPORATE HEADQUARTERS BUILDING

On May 23, 2002 the Company completed the cash sale of the property where NSI’s corporate headquarters is located for $22,500. The sale transaction resulted in a gain of $7,966 and a deferred gain of $3,376. In conjunction with the sale, the Company entered into an agreement to lease up to four floors, or approximately 79,000 square feet, of the 155,000 square foot building for up to 42 months. The deferred gain of approximately $80 per month will be amortized as a reduction to lease expense over the term of the lease.

13.   STOCKHOLDERS’ EQUITY

The changes in stockholders’ equity for the nine months ended May 31, 2002 are as follows:

				Unearned
				Compensation	Accumulated
				on	Other
	Common	Paid-in	Retained	Restricted	Comprehensive	Treasury
	Stock	Capital	Earnings	Stock	Income	Stock	Total

Balance, August 31, 2001	$14,480	$72,860	$995,537	$(880)	$(43)	$(419,326)	$662,628
Net loss	—	—	(22,035)	—	—	—	(22,035)
Treasury stock issued in connection with long-term incentive program	—	(71)	—	—	—	1,180	1,109
Employee stock purchase plan issuances	—	(1,857)	—	—	—	2,647	790
Restricted stock issued in connection with long-term incentive program	—	(58,179)	—	(4,910)	—	63,089	—
Amortization and forfeitures of restricted stock grants	—	(6)	—	707	—	(116)	585
Transfer of restricted stock in connection with spin-off	—	—	—	677	—	—	677
Dividend of common equity interest in Acuity (see Note 5)	—	—	(400,362)	—	—	—	(400,362)
Cash dividends paid on common stock	—	—	(7,487)	—	—	—	(7,487)
Cash in lieu of fractional shares	(1)	(9)	—	—	—	—	(10)

Balance, May 31, 2002	$14,479	$12,738	$565,653	$(4,406)	$(43)	$(352,526)	$235,895

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes.

National Service Industries (“NSI” or the “Company”) is a diversified service and manufacturing company operating in two segments: textile rental and envelopes. The Company remained in solid financial condition at May 31, 2002. Net working capital was $100.0 million, up from $87.7 million at August 31, 2001, and the current ratio was 2.2, up from 1.9 at August 31, 2001.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141 (“SFAS 141”) “Business Combinations,” and Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a new method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value based approach.

The textile rental and envelope segments each tested goodwill for impairment during the first quarter of 2002 as required by SFAS 142 upon adoption, utilizing a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach and a comparable transaction approach. As a result of this valuation process, as well as the application of the remaining provisions of SFAS 142, the Company recorded a pre-tax transitional impairment loss of $28.4 million, representing the write-off of all of the Company’s existing goodwill. This write-off was reported as a cumulative effect of a change in accounting principle, on a net of tax basis, in the Company’s Consolidated Statement of Income for the nine months ended May 31, 2002 (see Note 2 to the financial statements included in this filing).

On November 7, 2001, the Company’s board of directors approved the spin-off, subject to certain conditions, of its lighting equipment and chemicals businesses into a separate publicly-traded company with its own management and board of directors. The spin-off conditions were met November 29, 2001 and the spin-off was effected on November 30, 2001 through a tax-free distribution of 100% of the outstanding shares of common stock of Acuity Brands, Inc. (“Acuity”), a wholly-owned subsidiary of the Company owning and operating the lighting equipment and chemicals businesses. Each NSI stockholder of record as of November 16, 2001, the record date for the distribution, received one share of Acuity common stock for each share of NSI common stock held at that date (see Note 5 to the financial statements included in this filing).

In conjunction with the spin-off, the Company and Acuity entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation, including a distribution agreement, a tax disaffiliation agreement, an employee benefits agreement, and a transition services agreement. The Company expects to finalize the amount of the dividend of common equity interest in Acuity by August 31, 2002. Under the tax disaffiliation agreement, Acuity will indemnify NSI for certain taxes and liabilities that may arise related to the Distribution. The agreement also sets out each party’s rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local, or foreign taxes for periods before and after the Distribution. The transition services agreement provides that NSI and Acuity will provide each other services in such areas as information management and technology, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, legal, and other areas where NSI and Acuity may need transitional assistance and support. Management believes the amounts paid or received associated with these services are representative of the fair value of the services provided.

In addition, Acuity and NSI entered into a put option agreement, whereby NSI had the option to require Acuity to purchase the property where NSI’s corporate headquarters are located for a purchase price equal to 85 percent of the agreed-upon fair market value of the property. On May 23, 2002 the Company completed the cash sale of the property to an unrelated third party. Subsequent to the sale, NSI executed a release of the put option agreement, thereby extinguishing any rights that NSI had under the agreement.

As a result of the November 2001 spin-off, the Company’s financial statements have been prepared with these businesses’ net assets, results of operations, and cash flows presented as discontinued operations. Accordingly, the results of operations and liquidity and capital resources information presented below reflect only the continuing operations of the Company.

On January 3, 2002, the Company’s shareholders approved a one-for-four reverse stock split of NSI common stock, which began trading on a reverse split basis on January 7, 2002. As a result of the stock split, every four shares of NSI common stock were replaced with one share of NSI common stock. The reverse split did not change the number of authorized shares of NSI common stock or the par value per share of NSI common stock. All references to common stock, common shares outstanding, average numbers of common stock shares outstanding and per share amounts in these Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations

prior to the effective date of the reverse stock split have been restated to reflect the one-for-four common stock reverse split on a retroactive basis.

Critical Accounting Policies

NSI’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The Company reviews its estimates on a regular basis including those related to litigation, insurance receivable, environmental matters and self-insurance. The Company’s estimates are based on historical experience and other assumptions management believes are reasonable under current circumstances. Actual results may differ from these estimates under different assumptions or circumstances.

In December 2001, the SEC requested that all registrants include their “critical accounting policies” in MD&A. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. NSI believes the following represent its critical accounting policies:

Litigation

The Company is subject to various legal claims arising in the normal course of business out of the conduct of its current and prior businesses, including product liability claims. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the Company’s financial condition or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the Company’s results of operations in future periods. The Company reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated for financial statement purposes. While management believes that its reserves are appropriate based on information currently available, the actual costs of resolving legal claims may be substantially different from the amounts reserved.

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

The accrual for asbestos-related liabilities, before consideration of insurance recoveries is based on the following: the Company’s estimate of indemnity payments and defense costs associated with pending and future asbestos-related claims to be paid through mid-2005; settlements agreed to but not paid as of May 31, 2002; the Company’s expected payment on account of settlement obligations of defaulting CCR members; interest on settlement payments that are subject to ongoing dispute resolution with certain insurance providers; and other legal fees and expenses. The Company’s estimates of indemnity payments and defense costs associated with pending and future asbestos claims are based on the Company’s estimate of the number of future asbestos-related claims and the type of disease, if any, alleged or expected to be alleged in such claims, assumptions regarding the timing and amounts of settlement payments, the status of ongoing litigation and settlement initiatives, and the advice of outside counsel with respect to the current state of the law related to asbestos claims. The ultimate liability for all pending and future claims cannot be determined with certainty due to the difficulty of forecasting the numerous variables that can affect the amount of liability. There are inherent uncertainties involved in estimating these amounts, and the Company’s actual costs in future periods could exceed the Company’s estimates due to changes in facts and circumstances after the date of each estimate. For additional information, see Note 8 to the financial statements included in this filing.

Insurance Receivable

Among the product liability claims to which the Company is subject are claims for personal injury or wrongful death arising from the installation and distribution of asbestos-containing insulation, primarily in the southeastern United States, by a previously divested business of the Company. The Company believes that it has insurance coverage available to recover most of its asbestos-related costs. The Company has reached settlement agreements with substantially all of its relevant insurers providing for payment of substantially all asbestos-related claims (subject to retentions) up to the various policy limits, except for the Company’s payments on account of settlement obligations of defaulting CCR members, as discussed in Note 8 to the financial statements included in this filing. The timing and amount of future recoveries from insurance carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any remaining disputes regarding coverage under such policies. In the event the Company’s insurers dispute amounts billed to them or pay on an untimely basis, the Company takes all practicable steps to secure payment, including alternative dispute resolution procedures and litigation to resolve the issues. The Company has initiated alternative dispute resolution proceedings with two insurers to resolve outstanding insurance policy interpretation issues, and, with respect to one of the insurers, to secure payment of past due amounts and to ensure that the insurer’s future obligations will be met in a timely fashion. The Company believes that substantial recoveries from the insurance carriers are probable. The Company reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, settlement agreements with insurers, the apparent viability of its insurers, the advice of outside counsel with respect to the applicable insurance coverage law relating to terms and conditions of those policies, and a general assessment by the Company and its advisors of the financial condition of the relevant insurers. If expected insurance recoveries become unavailable, due to insolvencies among the Company’s primary or excess insurance carriers, disputes with carriers or otherwise, the Company’s results of operations, liquidity and financial condition could be materially adversely affected.

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

Self-Insurance

It is the Company’s policy to self insure for certain insurable risks consisting primarily of physical loss to property; business interruptions resulting from such loss; and workers’ compensation, employee medical, comprehensive general, and auto liability. Insurance coverage is obtained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Based on an independent actuary’s estimate of the aggregate liability for claims incurred, a provision for claims under the self-insured program is recorded and revised annually. The actuarial estimates are subject to uncertainty from various sources, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions.

Results of Operations

NSI generated revenue of $136.1 million and $402.5 million for the three and nine months ended May 31, 2002, respectively, compared to revenue of $144.3 million and $420.2 million, respectively, in the previous year. The decrease was related to the overall softer economy and lost revenues from the closure of two envelope manufacturing facilities in the fourth quarter of fiscal 2001.

Income from continuing operations was $6.8 million, or $0.65 per diluted share, for the three months ended May 31, 2002, compared to income from continuing operations of $4.9 million, or $0.47 per diluted share, for the three months ended May 31, 2001. On a year-to-date basis, net income from continuing operations for the first nine months of the current fiscal year was $3.1 million, or $0.30 per diluted share, compared to the prior year’s income from continuing operations of $9.3 million, or $0.91 per diluted share. The decline in income from continuing operations resulted primarily from lower revenues.

Textile rental segment third quarter revenues of $83.7 million decreased 4.9 percent compared to last year’s $88.0 million. On a year-to-date basis, revenues decreased $8.8 million, or 3.5 percent compared to the same prior year period. The revenue decline reflects continued soft economic conditions, particularly in those segments dependent on corporate travel and entertainment such as lodging and fine dining. Operating profit for the third quarter was $5.7 million compared to last year’s operating profit of $8.3 million. On a year-to- date basis, the textile rental segment had an operating profit of $1.7 million for the first nine months of fiscal 2002 versus operating profit of $16.0 million for the first nine months of fiscal 2001. Year-to-date operating profit includes restructuring expense and other charges of $5.4 million relating to the closure of two facilities and $304 thousand of gains related to previously divested businesses, whereas the operating profit for the same prior year period included $2.4 million of gains on sales of businesses. The decline in operating profit is primarily a result of lower revenues. Increased costs associated with labor and benefit plans have been largely offset by improvements in overall production efficiency and improved merchandise control.

The restructuring charge included a reduction of severance costs of $148 thousand, and $1.6 million in exit expenses to close and consolidate facilities. Exit expenses primarily include costs of lease terminations and costs to dispose of closed facilities. Reserve reductions of $413 thousand were also recorded primarily due to lower than originally estimated costs to prepare a facility closed in a prior year for sale.

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

The envelope segment third quarter revenues of $52.3 million decreased 7.0 percent from last year’s results of $56.3 million. Lower volumes attributable to the closing of two unprofitable plants announced in the fourth quarter of fiscal 2001 and lower courier volumes account for the revenue decline. Operating profit was $24 thousand, a decrease of almost $1.4 million from last year’s $1.4 million profit. Excluding approximately $254 thousand of goodwill amortization that has been discontinued with the adoption of SFAS 142, profits decreased approximately $1.6 million. The decline in operating profits is the result of the decrease in revenues. On a year-to-date basis, the envelope segment revenues of $162.6 million decreased 5.1 percent from last year’s results of $171.4 million, and operating profit of $2.8 million decreased $1.2 million from last year’s results of $4.0 million. Last year’s results included $880 thousand of costs associated with the reorganization of the Miami, Florida facility. Excluding the current year gain of $75 thousand, which was recognized in the second quarter for the sale of the Lyon Folder unit, the prior year reorganization costs and approximately $734 thousand of prior year goodwill amortization, which ceased upon the adoption of SFAS No. 142, profits decreased approximately $2.9 million primarily as a result of the lower overall revenues.

Corporate expenses, excluding the gain of $8.0 million on the sale of the headquarters building, were $2.5 million for the third quarter compared to last year’s $1.5 million. For the nine months ended May 31, 2002, corporate expenses, excluding the sale of the headquarters building, increased from $3.9 million to $7.1 million. The planned increase is representative of on-going, stand-alone corporate costs.

Net interest expense of $90 thousand and $369 thousand for the three and nine months ended May 31, 2002, respectively, decreased from $439 thousand and $1.3 million for the same prior year periods, respectively, due to lower overall rates, lower interest bearing obligations and the allocation of interest expense performed in conjunction with the spin-off. Additionally, the provision for income taxes increased to 39 percent of income from continuing operations compared to 37 percent in the prior year as a result of the loss of certain state tax benefits associated with the spin-off.

Liquidity and Capital Resources

Operating Activities

Continuing operations provided cash of $13.9 million during the nine months ended May 31, 2002 compared with cash used of $1.3 million during the respective period of the prior year. Fiscal 2002 operating cash flow was higher because of an increase in cash provided by current assets, inventory and linens in service which was partially offset by an increase in cash used for both current and long-term liabilities. The increase in cash used for current and long-term liabilities resulted primarily from lower days in accounts payable due to utilization of recently negotiated vendor payment terms and payments related to asbestos settlements.

Investing Activities

Investing activities provided cash of $7.0 million versus cash used of $16.8 million in the prior year. The increase in cash provided was primarily due to the sale of the headquarters building.

During the third quarter, the Company completed the cash sale of the property where NSI’s corporate headquarters is located for $22.5 million. The sale transaction resulted in a gain of $8.0 million and a deferred gain of $3.4 million. In conjunction with the sale, the Company entered into an agreement to lease up to four floors, or approximately 79,000 square feet, of the 155,000 square foot building for up to 42 months. The deferred gain of approximately $80 thousand per month will be amortized as a reduction to lease expense over the term of the lease. The proceeds from the sale are being used to reduce the Company’s debt and for general corporate purposes.

Capital expenditures totaled $15.0 million for the nine month period compared to $15.4 million in the prior year. During the nine months ended May 31, 2002, the textile rental segment invested primarily in replacing old equipment and delivery trucks. Capital expenditures in the envelope segment were primarily related to manufacturing equipment and information systems. During the nine months ended May 31, 2001, capital expenditures in the envelope segment related primarily to manufacturing process improvements and information systems. The textile rental segment’s expenditures were primarily attributable to building improvements, equipment upgrades and information systems.

Financing Activities

Cash used for financing activities totaled $9.5 million during the nine months ended May 31, 2002 compared to cash used of $39.1 million in fiscal 2001. The decrease in cash used is primarily due to lower dividends offset by repayment of debt. Dividend payments totaled $7.5 million, or $0.72 per share, compared with $40.7 million, or $3.96 per share, for the prior-year period.

Upon completion of the spin-off on November 30, 2001, approximately $371.3 million of long-term debt was assumed by Acuity, leaving approximately $2.8 million outstanding for the Company.

In October 2001, the Company negotiated a $40 million, three-year committed credit facility with a single major US bank that became effective at the time of the spin-off. The facility contains financial covenants including a leverage ratio, a ratio of income available for fixed charges to fixed charges, and a minimum net worth. Interest rates under the facility are based on the LIBOR rate or other rates, at the Company’s option. The Company will pay an annual fee on the commitment based on the Company’s leverage ratio. No amounts were outstanding under this facility at May 31, 2002.

Management believes its current cash balances, anticipated cash flows from operations and the committed credit facilities are sufficient to meet the Company’s planned level of capital spending and general operating cash requirements, including but not limited to cash requirements related to litigation as further described in Note 8 to the financial statements, for the next twelve months.

At May 31, 2002 and August 31, 2001, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Legal Proceedings

For information concerning legal proceedings, including trends and developments involving legal proceedings, see Note 8 to the financial statements included in this filing.

Environmental Matters

For information concerning environmental matters, see Note 9 to the financial statements included in this filing.

Quantitative and Qualitative Disclosures About Market Risk

Disclosures about Market Risk
 The Company believes that its exposure to market risks that may impact the “Consolidated Balance Sheets,” “Consolidated Statements of Income,” and “Consolidated Statements of Cash Flows” primarily relate to changing interest rates and commodity prices. The Company does not enter into derivative arrangements for trading or speculative purposes.

Interest Rates
 The Company’s credit line is subject to interest rate fluctuations. These fluctuations expose the Company to changes in interest expense and cash flows. The Company did not have any variable-rate debt outstanding at May 31, 2002.

Commodity Price Risk
 From time to time, the Company’s textile rental segment enters into arrangements locking in for specified periods the prices the Company will pay for the volume of natural gas or other commodities to which the contract relates. The contracts are structured to reduce the segment’s exposure to changes in the price of natural gas and relate only to portions of the Company’s normal expected usage. However, these contracts also limit the benefit the segment might have otherwise received from decreases in the price of natural gas. The Company does not believe a 10 percent adverse change in market rates of natural gas would have a material impact on its “Consolidated Balance Sheets” or “Consolidated Statements of Income.”

Cautionary Statement Regarding Forward-Looking Information

This filing contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Consequently, actual results may differ materially from those indicated by the forward-looking statements. A variety of risks and uncertainties could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties include without limitation the following: (a) the uncertainty of general business and economic conditions, interest rate changes, and fluctuations in commodity and raw material prices; and (b) unexpected developments and outcomes in the Company’s legal and environmental proceedings.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information concerning legal proceedings, including trends and developments involving legal proceedings, see Note 8 to the financial statements included in this filing.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits — None

(b)	An 8-K was filed on May 21, 2002 for a change in the Company’s independent public accountant for the fiscal year ended August 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL SERVICE INDUSTRIES, INC.

REGISTRANT

DATE	July 15, 2002	/s/ BROCK A. HATTOX

BROCK A. HATTOX CHAIRMAN, CHIEF EXECUTIVE OFFICER AND PRESIDENT

DATE	July 15, 2002	/s/ CHESTER J. POPKOWSKI

CHESTER J. POPKOWSKI SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASURER