Form 10-K
period 2002-08-31
NATIONAL SERVICE INDUSTRIES INC
filed 2002-11-15
CIK 70538

________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 1-3208.

National Service Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	58-0364900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1420 Peachtree Street, N.E., Suite 200, Atlanta, Georgia (Address of principal executive offices)	30309—3002 (Zip Code)
(404) 853-1000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Name of Each Exchange on which Registered

Common Stock ($1.00 Par Value)	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Based on the closing price of $6.06 as quoted on the New York Stock Exchange on September 30, 2002, the aggregate market value of the voting stock held by nonaffiliates of the registrant, was $63,756,656.

      The number of shares outstanding of the registrant’s common stock, $1.00 par value, was 10,982,016 shares as of September 30, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document

Part III, Items 10, 11, 12, and 13	Proxy Statement for 2002 Annual
Meeting of Stockholders

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7a. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
EX-10.IIIA4A4A RESTATED RETIREMENT PLAN
EX-10.IIIA4B FIRST AMENDMENT TO SUPPLEMENT RETIRE
EX-10.IIIA4C AMENDMENT NO. TO RESTATED RETIREMENT
EX-10.IIIA5 SENIOR MANAGEMENT BENEFIT PLAN
EX-10.IIIA10A LONG TERM INCENTIVE PLAN
EX-10.IIIA35 NONQUALIFIED STOCK OPTION AGREEMENT
EX-10.IIIA38 NONQUALIFIED SDTOCK OPTION AGREEMENT
EX-10.IIIA48A BENEFITS PROTECTION TRUST AGREEMENT
EX-10.IIIA48B AMENDMENT TO BENEFITS PROTECTION
EX-10.IIIA48C AMENDMENT NO. 2 BENEFITS PROTECTION
EX-10.IIIA49A EXECUTIVE BENEFITS TRUST AGREEMENT
EX-10.IIIA49B AMENDMENT TO EXECUTIVE BENEFITS
EX-10.IIIA50A NONEMPLOYEE STOCK OPTION PLAN
EX-10.IIIA56A NONEMPLOYEE DIRECTOR STOCK UNIT PLAN
EX-10.IIIA56B AMENDMENT NO. 1 NONEMPLOYEE DIRECTOR
EX-10.IIIA56C AMENDMENT NO. 2 NONEMPLOYEE DIRECTOR
EX-10.IIIA92 STOCK OPTION AGREEMENT
EX-10.IIIA93 AMENDMENT NO. 1 TO RESTRICTED STOCK
EX-10.IIIA95 AMENDMENT NO. 5 TO EXECUTIVE
EX-10.IIIA96 AMENDMENT NO. 6 TO SENIOR MANAGEMENT
EX-10.IIIA97 AMENDMENT NO. 1 TO EMPLOYMENT
EX-10.IIIA98 RESTRICTED STOCK AWARD AGREEMENT
EX-10.IIIA99 AMENDMENT NO. 1 TO THE 2001 NONEMPLOY
EX-10.IIIA100 AMENDMENT NO. 4 TO EXECUTIVE
EX-10.IIIA101 SEVERANCE PROTECTION AGREEMENT
EX-10.IIIA102 AMENDMENT NO. 1 TO RESTRICTED STOCK
EX-21 LIST OF SUBSIDIARIES
EX-23 CONSENT OF INDEPENDENT ACCOUNTANTS
EX-23.2 NOTICE REGARDING CONSENT
EX-99.1 CERTIFICATION OF THE CEO
EX-99.2 CERTIFICATION OF THE CFO
EX- 99.3 CERTIFICATION OF PRIN. EXECUTIVE OFFICER
EX-99.4 CERTIFICATION OF PRIN. FINANCIAL OFFICER

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

PART I

Item 1.	Business

      National Service Industries, Inc. (the “Company” or “NSI”) operates in two business segments — textile rental and envelope manufacturing. NSI is headquartered in Atlanta, Georgia, and provides products and services throughout the United States. Of the Company’s fiscal 2002 revenues of $532.4 million, the textile rental segment contributed approximately 60 percent and the envelope segment contributed approximately 40 percent.

      On November 7, 2001, the Board of Directors of NSI approved the spin-off, subject to certain conditions, of its lighting equipment and chemicals businesses into a separate publicly-traded company with its own management and board of directors. The spin-off conditions were met November 29, 2001 and the spin-off was effected on November 30, 2001 through a tax-free distribution (“Distribution”) of 100% of the outstanding shares of common stock of Acuity Brands, Inc. (“Acuity”), a wholly-owned subsidiary of NSI owning and operating the lighting equipment and chemicals businesses. Each NSI stockholder of record as of November 16, 2001, the record date for the Distribution, received one share of Acuity common stock for each share of NSI common stock held on that date. The historical financial statements of NSI have been restated to reflect Acuity as a discontinued operation.

      The Company’s principal executive offices are located at 1420 Peachtree Street, N.E., Suite 200, Atlanta, Georgia 30309-3002 and the telephone number is (404) 853-1000.

Business Segments

Textile Rental

      National Linen Service (“NLS”) is a leading United States multi-service textile rental company, with fiscal 2002 revenues of $319.6 million. NLS serves over 45,000 customers in the dining, lodging, and healthcare industries. Its customers include restaurants, hotels, country clubs, retail stores, hospitals, clinics, and doctors’ offices. Operating in 21 states plus the District of Columbia, NLS delivers clean products including napkins, table and bed linens, bath towels, pillowcases, bar towels, scrubs and surgical drapery, mats, mops, and restroom supplies, and retrieves soiled linens for cleaning. NLS sells its services directly to end users through a salaried and commissioned sales force.

Envelope

      Atlantic Envelope Company (“AECO”) is a leading United States manufacturer of custom envelopes, serving the energy, finance, transportation, direct mail and package delivery markets. Products include custom business and courier envelopes, as well as specialty filing products. AECO has seven state-of-the-art manufacturing facilities located throughout the United States. AECO’s customers include major airlines, banks, credit card companies and express delivery companies. Products are sold directly to end-users by a commissioned sales team. Specialty products are also sold through dealers. Revenues for fiscal 2002 totaled $212.8 million.

Financial Results by Industry Segment

      Sales and service revenues, operating profit (loss), total assets, and related data for each of the Company’s business segments for the three years ended August 31, 2002 are included in Note 11, Business Segment Information, in the Notes to the Consolidated Financial Statements included in this filing.

Raw Materials

      Paper comprises a significant portion of the envelope segment’s material requirements. However, the Company purchases its paper from numerous suppliers and there were no significant shortages of materials during the three years ended August 31, 2002. Fluctuations in paper prices may impact the

Company’s margins. Generally, though, the Company passes fluctuations in the price of paper through to its customers.

      Additionally, the primary raw material for the envelope segment’s courier product is provided by a single supplier. The Company’s management believes that in the unlikely event there was a significant shortage of this raw material, an alternative product could be developed. However, the length of time necessary to develop an alternative product could negatively impact the envelope segment’s results of operations.

Seasonality

      Financial results for any particular quarter are not necessarily indicative of results to be expected for the full year and, typically, the Company’s revenues are higher in the second half of its fiscal year.

Customers

      No single customer accounted for more than 10 percent of consolidated revenues during the fiscal years ended August 31, 2002, 2001 and 2000. However, two customers of the envelope segment represented 27 percent of both fiscal 2002 and fiscal 2001 envelope revenues, and 18 percent of fiscal 2000 envelope revenues. The loss of either customer would adversely affect the segment.

Backlog

      Sales order backlog at August 31, 2002 and 2001 was $13.6 million and $27.8 million, respectively, in the envelope segment.

Competition

      While each of the Company’s businesses is highly competitive, the competitive conditions and the Company’s relative position and market share vary widely from business to business. In each of the Company’s businesses, the principal method of competition includes price, quality and customer responsiveness.

      The textile rental segment has numerous locations primarily throughout the southeast United States. Market share in each location varies; however, the Company is typically one of the larger competitors in the market. While there are several other large companies in the markets in which the Company competes, most competitors are smaller companies that specialize in one segment of the industry or operate in a limited geographic area, which in many instances increases the intensity of competition.

      In the envelope segment, the Company competes with several other large envelope manufacturers in the various geographic markets it serves. Additionally, in each geographic market the Company also competes with a number of smaller manufacturers.

Research and Development

      The Company conducts research and development related to present and future products for its businesses. Research and development expenses amounted to $0.4 million, $0.7 million and $0.5 million during 2002, 2001 and 2000, respectively.

Environmental Matters

      Management does not anticipate that compliance with current environmental laws and regulations will materially affect the capital expenditures or results of operations of the Company or its subsidiaries during the fiscal year ending August 31, 2003. See Note 6, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in this filing.

Employment

      As of August 31, 2002, the Company employed approximately 7,100 people.

Copyrights, Trade Secrets, Trademarks and Service Marks

      The Company is the owner of numerous copyrights, trademarks, service marks, licenses and trade secrets relating to its products and services. These intellectual property rights, particularly the service marks for National Linen Service and Atlantic Envelope, are important factors in the Company’s business. To protect these proprietary rights, the Company relies on copyright, trade secret and trademark laws. Generally, trademarks are valid as long as they are in use and their registrations are properly maintained. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use. Management is not aware of any unauthorized use of the Company’s intellectual property or of any claim that the Company does not have the right to use any intellectual property material to its business.

Item 2.     Properties

      The general offices of the Company are located in Atlanta, Georgia. Because of the diverse nature of the operations and the large number of individual locations, it is neither practical nor meaningful to describe each of the operating facilities owned or leased by the Company. The following listing summarizes the significant facility categories by business:

	Number of
	Facilities
Division	Owned	Leased	Nature of Facilities

Textile Rental	31	6	Linen Processing Plants
	1	28	Linen Service Centers
Envelope	6	1	Manufacturing Plants
	—	2	Warehouses
	—	1	Offices
Corporate Office	—	1	Corporate Headquarters

      None of the Company’s individual properties is considered to have a value that is significant in relation to the Company’s assets as a whole. The Company believes that its properties are well maintained, are in good working condition, and are deemed to be suitable and adequate for its present needs. The Company believes that it has additional capacity available at most of the Company’s production facilities and that it could significantly increase production without substantial capital expenditures.

Item 3.     Legal Proceedings

      See Note 6, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in this filing, which is incorporated herein by reference.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the three months ended August 31, 2002.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s common stock is listed on the New York Stock Exchange under the symbol “NSI.” At August 31, 2002, there were 3,849 stockholders of record. The following table sets forth the New York Stock

Exchange high and low stock prices and the dividend payments for NSI’s common stock for the fiscal periods indicated.

	Price per Share*
			Dividends
	High	Low	per Share*

Fiscal 2002
First Quarter	$95.2000	$62.3200	$.64
Second Quarter	9.8000	6.5200	.04
Third Quarter	11.7500	8.0900	.04
Fourth Quarter	9.6900	6.5600	.04
Fiscal 2001
First Quarter	$83.2500	$73.2500	$1.32
Second Quarter	104.0800	82.2500	1.32
Third Quarter	102.8000	86.1600	1.32
Fourth Quarter	102.9200	80.0000	1.32

*	Price per share information does not reflect any adjustment as a result of the spin-off of the Company’s lighting equipment and chemicals businesses, which was effective November 30, 2001. Based on the trading prices of NSI shares and Acuity shares at the time of the spin-off, the allocation of tax basis in pre-spin NSI shares between NSI shares and Acuity shares received in the distribution was established as 14.78% for NSI shares and 85.22% for Acuity shares. On January 3, 2002, the Company’s stockholders approved a one-for-four reverse stock split of NSI common stock, which began trading on a reverse split basis on January 7, 2002. All references to per share amounts have been restated to reflect the one-for-four common stock reverse split on a retroactive basis.

Disclosure with Respect to the Company’s Equity Compensation Plans

      The Company maintains the National Service Industries, Inc. Long-Term Incentive Program, the National Service Industries, Inc. Long-Term Achievement Incentive Plan, the National Service Industries, Inc. 2001 Nonemployee Directors’ Stock Option Plan, and Employee Stock Purchase Plan, (collectively, the “Plans”), pursuant to which it may grant equity awards to eligible persons. For additional information, see Note 5, Common Stock and Related Matters, in the Notes to the Consolidated Financial Statements included in this filing. The following table gives information about equity awards under the Company’s Plans.

	(a)	(b)	(c)

Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	1,237,395 *	$16.51	1,085,496 **
Equity compensation plans not approved by security holders	—	—	—

Total	1,237,395	$16.51	1,085,496

*	Included in this number are outstanding options issued under the National Service Industries 1992 Nonemployee Directors’ Stock Option Plan, which was terminated on September 19, 1999. Additionally, at August 31, 2002 there were 621,134 unvested restricted shares issued which are not included in this number.

**	Of these shares, 224,910 remain available for purchase under the Employee Stock Purchase Plan.

Item 6.     Selected Financial Data

	2002	2001	2000	1999	1998

	(Dollar amounts in thousands, except per-share data)
Operating Results(1)
Revenue from continuing operations: Service revenues	$319,669	$334,820	$321,522	$309,115	$312,746
Net sales of products	212,761	228,462	225,190	204,510	161,037

Total revenues	$532,430	$563,282	$546,712	$513,625	$473,783

Net (loss) income:
(Loss) income from continuing operations	$(6,935)	$(15,291)	$17,073	$34,918	$27,169
Discontinued operations, net of tax	(7,535)	42,304	82,797	89,425	81,551
Cumulative effect of a change in accounting principle, net of tax	(17,602)	—	—	—	—

Net (loss) income	$(32,072)	$27,013	$99,870	$124,343	$108,720

Per-Share Data
Basic earnings per share(1)(2)(3):
(Loss) income from continuing operations	$(0.67)	$(1.49)	$1.68	$3.41	$2.56
Discontinued operations, net of tax	(0.73)	4.12	8.13	8.75	7.68
Cumulative effect of a change in accounting principle, net of tax	(1.71)	—	—	—	—

Net (loss) income	$(3.11)	$2.63	$9.81	$12.16	$10.24

Diluted earnings per share(1)(2)(3):
(Loss) income from continuing operations	$(0.67)	$(1.49)	$1.68	$3.40	$2.53
Discontinued operations, net of tax	(0.73)	4.12	8.13	8.70	7.58
Cumulative effect of a change in accounting principle, net of tax	(1.71)	—	—	—	—

Net (loss) income	$(3.11)	$2.63	$9.81	$12.10	$10.11

Cash dividends	$0.76	$5.28	$5.24	$5.08	$4.92
Stockholders’ equity	$20.12	$64.30	$66.74	$61.95	$57.06
Total Assets(1)
Continuing operations	$519,098	$498,098	$398,904	$364,218	$319,690
Discontinued operations	—	1,330,575	1,422,880	1,337,038	700,112

Total	$519,098	$1,828,673	$1,821,784	$1,701,256	$1,019,802

Total Debt(1)
Continuing operations	$2,077	$5,000	$5,000	$5,000	$5,000
Discontinued operations	—	608,830	636,434	544,577	81,073

Total	$2,077	$613,830	$641,434	$549,577	$86,073

(1)	On November 7, 2001, the Board of Directors approved the spin-off, subject to certain conditions, of the Company’s lighting and chemical businesses. The spin-off conditions were met November 29, 2001 and the spin-off was effected on November 30, 2001. Accordingly, the Company’s results of operations have been prepared with the net assets, results of operations, and cash flows related to the lighting and chemical businesses presented as discontinued operations. Prior period amounts have been restated to conform to this presentation.

(2)	On January 3, 2002, the Company’s shareholders approved a one-for-four reverse stock split of NSI common stock, which began trading on a reverse split basis on January 7, 2002. All references to per share amounts have been restated to reflect the one-for-four common stock reverse split on a retroactive basis.

(3)	In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 142, “Goodwill and Other Intangible Assets.” The textile rental and envelope reporting units each tested goodwill for impairment during the first quarter of fiscal 2002 as required by SFAS 142 upon adoption, utilizing a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach and a comparable transaction approach. As a result of this valuation process, as well as the application of the remaining provisions of SFAS 142, the Company recorded a pre-tax transitional impairment loss of $28.4 million.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the consolidated financial statements and related notes.

      National Service Industries is a diversified service and manufacturing company operating in two segments: textile rental and envelopes.

      In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a new method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value based approach.

      The textile rental and envelope reporting units each tested goodwill for impairment during the first quarter of fiscal 2002 as required by SFAS 142 upon adoption, utilizing a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach and a comparable transaction approach. As a result of this valuation process, as well as the application of the remaining provisions of SFAS 142, the Company recorded a pre-tax transitional impairment loss of $28.4 million, representing the write-off of all of the Company’s existing goodwill. This write-off was reported as a cumulative effect of a change in accounting principle, on a net of tax basis, in the Company’s Consolidated Statement of Income for the year ended August 31, 2002 (see Note 1, Summary of Accounting Policies, in the Notes to the Consolidated Financial Statements included in this filing).

      On November 7, 2001, the Board of Directors of NSI approved the spin-off, subject to certain conditions, of its lighting equipment and chemicals businesses into a separate publicly-traded company with its own management and board of directors. The spin-off conditions were met November 29, 2001 and the spin-off was effected on November 30, 2001 through a tax-free distribution of 100% of the outstanding shares of common stock of Acuity Brands, Inc., a wholly-owned subsidiary of NSI owning and operating the lighting equipment and chemicals businesses. Each NSI stockholder of record as of November 16, 2001, the record date for the Distribution, received one share of Acuity common stock for each share of NSI common stock held at that date. The historical financial statements of NSI have been restated to reflect Acuity as a discontinued operation.

      In conjunction with the spin-off, the Company and Acuity entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation, including a distribution agreement, a tax disaffiliation agreement, an employee benefits agreement, a transition services agreement and a lease agreement. Under the tax disaffiliation agreement, Acuity will indemnify NSI for certain taxes and liabilities that may arise related to the Distribution. The agreement also sets out each party’s rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local, or foreign taxes for periods before and after the Distribution. The transition services agreement provides that NSI and Acuity will provide each other services in such areas as information management and technology, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, legal, and other areas where NSI and Acuity may need transitional assistance and support. In addition to other services described in the agreement, the transition services agreement provides that Acuity will, for a fee, provide collateral associated with various property and casualty insurance programs of NSI as follows:

Period

Beginning	Ending	Letters of Credit

September 1, 2002	October 31, 2002	$10.4 million
November 1, 2002	October 31, 2003	$8.0 million
November 1, 2003	October 31, 2004	$5.0 million
November 1, 2004	October 31, 2005	$2.0 million

      At August 31, 2002, standby letters of credit of $10.4 million were in use. Management believes the amounts paid or received associated with these services are representative of the fair value of the services provided.

      In addition, Acuity and NSI entered into a put option agreement, whereby NSI had the option to require Acuity to purchase the property where NSI’s corporate headquarters are located for a purchase price equal to 85 percent of the agreed-upon fair market value of the property. On May 23, 2002 the Company completed the cash sale of the property where NSI’s corporate headquarters is located. Subsequent to the sale, NSI executed a release of the put option agreement, thereby extinguishing any rights that NSI had under the agreement.

      As a result of the spin-off, the net assets and results of operations of the lighting equipment and chemicals businesses have been reflected as discontinued operations for all periods presented herein. The Company’s continuing operations consist of its textile rental and envelope segments.

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

Critical Accounting Policies

      NSI’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The Company reviews its estimates on a regular basis including those related to litigation, insurance receivable and environmental matters. The Company’s estimates are based on historical experience and other assumptions management believes are reasonable under current circumstances. Actual results may differ from these estimates under different assumptions or circumstances.

      In December 2001, the Securities and Exchange Commission (“SEC”) requested that all registrants include their “critical accounting policies” in Management’s Discussion and Analysis. The SEC indicated

that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. NSI believes the following represent its critical accounting policies:

     Litigation

      The Company is subject to various legal claims arising in the normal course of business out of the conduct of its current and prior businesses, including product liability claims. The Company accrues for legal claims when payments associated with the claims become probable and can be reasonably estimated for financial statement purposes. While management believes that its accruals are appropriate based on information currently available, the actual costs of resolving legal claims may be substantially different from the amounts accrued.

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

      Prior to February 1, 2001, the Center for Claims Resolution (the “CCR”) handled the processing and settlement of claims on behalf of the Company and retained local counsel for the defense of claims. Pursuant to a written agreement among CCR members, the Company was responsible for varying percentages of defense and liability payments on a claim-by-claim basis for each claim in which it was named in accordance with predetermined sharing formulae. Substantially all of the Company’s portion of those payments was paid directly by the Company’s insurers. Since February 1, 2001, the Company has retained trial counsel directly, rather than through the CCR, to defend asbestos-related claims against the Company and has engaged another outside consultant to provide claims processing and administration services for asbestos-related claims. The Company is more vigorously defending asbestos-related claims and will seek to dismiss without any settlement payment claims arising in jurisdictions or involving worksites where the Company did not distribute or install asbestos-containing products.

      At August 31, 2001, the accrual for asbestos-related liabilities, before consideration of insurance recoveries, was based on the following: the Company’s estimate of indemnity payments and defense costs associated with pending and future asbestos-related claims; settlements agreed to but not paid; the Company’s expected payment on account of settlement obligations of defaulting CCR members; interest on settlement payments that are subject to ongoing dispute resolution with certain insurance providers; and other legal fees and expenses. During 2002, as part of its ongoing estimating process, consultation with outside experts, the nature of pending claims, the jurisdictions in which claims have been filed, and in light of its gained experience in administration of its defense strategy and recent settlement activity, the Company reviewed its asbestos claims liabilities and adjusted the balances in these accounts from its prior three year outlook to its estimate of the total probable liabilities from pending and expected future asbestos claims over an approximate fifty year period, which takes into consideration the life expectancy of individuals potentially exposed. The Company believes that a reasonable estimate of its expected future claims for approximately fifty years could require an increase in its liabilities ranging from approximately $94 million to $139 million. Management does not believe that any amount in the range is more accurate than any other. Therefore, as of August 31, 2002, the Company increased its liabilities for asbestos-related costs by $94 million, the low end of the range and recorded an additional insurance recovery of $77 million.

The Company’s estimates of indemnity payments and defense costs associated with pending and future asbestos claims are based on the Company’s estimate of the number of future asbestos-related claims and the type of disease, if any, alleged or expected to be alleged in such claims, assumptions regarding the timing and amounts of settlement payments, the status of ongoing litigation and settlement initiatives, and the advice of outside counsel with respect to the current state of the law related to asbestos claims. The ultimate liability for all pending and future claims cannot be determined with certainty due to the difficulty of forecasting the numerous variables that can affect the amount of liability. There are inherent uncertainties involved in estimating these amounts, and the Company’s actual costs in future periods could differ materially from the Company’s estimates due to changes in facts and circumstances after the date of each estimate. For additional information, see Note 6, Commitments and Contingences, in the Notes to the Consolidated Financial Statements included in this filing.

     Insurance Receivable

      The Company believes that it has insurance coverage available to recover most of its asbestos-related costs. With the exception of the Company’s payments on account of settlement obligations of defaulting CCR members, the Company has reached settlement agreements with substantially all of its relevant insurers providing for payment of substantially all asbestos-related claims (subject to retentions) up to the various policy limits, as discussed in Note 6, Commitments and Contingences, in the Notes to the Consolidated Financial Statements included in this filing. The timing and amount of future recoveries from insurance carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any remaining disputes regarding coverage under such policies. In the event the Company’s insurers dispute amounts billed to them or pay on an untimely basis, the Company takes all practicable steps to secure payment, including alternative dispute resolution procedures and litigation to resolve the issues. The Company has initiated alternative dispute resolution proceedings with two insurers to resolve outstanding insurance policy interpretation issues, and, with respect to one of the insurers, to secure payment of past due amounts and to ensure that the insurer’s future obligations will be met in a timely fashion. Approximately $8.5 million of insurance recovery is under alternative dispute resolution proceedings at August 31, 2002. The Company believes its recorded receivables, which includes both billed amounts and estimates of future recoveries, from insurance carriers are collectible. The Company reached this conclusion after considering various factors including its prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, settlement agreements with insurers, the apparent viability of its insurers, the advice of outside counsel with respect to the applicable insurance coverage law relating to terms and conditions of those policies, and a general assessment by the Company and its advisors of the financial condition of the relevant insurers. Although the Company believes these assumptions are reasonable, other assumptions could have been used that would result in substantially lower recoveries. If expected insurance recoveries become unavailable, due to insolvencies among the Company’s primary or excess insurance carriers, disputes with carriers or otherwise, the Company’s results of operations, liquidity and financial condition could be materially adversely affected.

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

      The Company accrues for known environmental claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual cost of environmental issues may be higher than that accrued due to difficulty in estimating such costs and potential changes in the status of government regulations.

Liquidity and Capital Resources

      Net working capital increased to $83.0 million at August 31, 2002 as compared to $87.7 million at August 31, 2001, and the current ratio decreased to 1.8 from 1.9. The Company held cash and cash equivalents of $21.0 million and had total debt of $2.1 million at August 31, 2002.

     Operating Activities

      Continuing operations provided cash of $19.8 million in fiscal 2002, compared with cash used of $29.1 million in fiscal 2001 and cash provided of $40.9 million in fiscal 2000. The increase in fiscal 2002 related to a decrease in the loss from continuing operations, lower tax payments, improved working capital reflected through reduced days sales outstanding in accounts receivable and days of inventory held, and lower prepayments associated with the spin-off of the lighting and chemical businesses. These improvements were somewhat offset by a decrease in accounts payable and other liabilities. The reduction in fiscal 2001 related to a decrease in net income, and increase in prepayments and other current assets, an increase in payments related to employee medical and casualty insurance, and an increase in income tax payments. Prepayments and other current assets increased over fiscal 2000 as the Company incurred costs related to the spin-off of the lighting and chemical businesses. The increase in income tax payments related to the resolution of various tax matters, all of which were fully accrued in prior periods.

     Investing Activities

      Investing activities provided cash of $4.2 million in fiscal 2002 compared to cash used of $24.7 million and $60.7 million in fiscal 2001 and fiscal 2000, respectively. The change in fiscal 2002 is primarily due to the sale of the Company’s headquarters building. Additionally, there were decreases in capital expenditures and acquisition spending during fiscal 2002. Cash used for investing activities in fiscal 2001 decreased as compared to fiscal 2000 primarily due to a decrease in capital expenditures and acquisition spending and an increase in cash provided by the sale of businesses.

      During May 2002, the Company completed the cash sale of the property where NSI’s corporate headquarters is located for $22.5 million. The sale transaction resulted in a gain of $8.0 million and a deferred gain of $3.4 million. In conjunction with the sale, the Company entered into an agreement to lease up to five floors, or approximately 79,000 square feet, of the 155,000 square foot building for up to 42 months. The deferred gain will be amortized as a reduction to lease expense over the term of the lease. Lease expense before amortization of the deferred gain is approximately $145 thousand per month. The proceeds from the sale were used to reduce the Company’s debt and the remainder is held for use in general corporate purposes.

      Acquisition spending during fiscal 2002 of $3.7 million was the textile rental segment’s purchase of several small linen operations. Acquisition spending during fiscal 2001 was $5.6 million and related primarily to the textile rental segment’s purchase of several plants in Florida. Fiscal 2000 acquisition spending of $10.1 million also related to several small acquisitions in the textile rental segment.

      Capital expenditures were $17.2 million in 2002 compared with $23.1 million in 2001 and $45.5 million in 2000. Current year capital expenditures in the envelope segment were primarily related to manufacturing equipment and information systems. The information systems expenditures related primarily to implementation of an enterprise-wide software package, which was completed during 2002. Capital expenditures in the textile rental segment were primarily for replacement of old equipment and delivery trucks. Fiscal 2001 capital expenditures in the envelope segment related to manufacturing process improvements and information systems. The textile rental segment invested in building improvements, equipment upgrades, and information systems. Fiscal 2000 capital expenditures in the envelope segment primarily related to manufacturing process improvements, new folding capacity, and information systems, and in the textile rental segment related to replacing old equipment and delivery truck purchases and refurbishments.

      In 2003, capital expenditures are expected to approximate $20 million as the Company continues to invest capital in technology and equipment. Contractual commitments for capital spending for fiscal year 2003 approximate $2.1 million.

     Financing Activities

      Financing activities used cash of $10.0 million, $51.4 million, and $49.5 million during 2002, 2001 and 2000, respectively. Cash used by financing activities during fiscal 2002 primarily related to payments of cash dividends and debt, slightly offset by cash provided by Employee Stock Purchase Plan contributions. The decrease in cash used during fiscal 2002 compared to 2001 and 2000 is the result of lower cash dividends paid. Cash used by financing activities during fiscal 2001 and 2000 primarily related to the payment of dividends offset somewhat by cash provided by Employee Stock Purchase Plan contributions and stock option exercises.

      In October 2001, NSI negotiated a $40.0 million, three-year committed credit facility with a single major US bank that became effective at the time of the spin-off. The facility contains financial covenants including a leverage ratio, a ratio of income available for fixed charges to fixed charges, and a minimum net worth. Interest rates under the facility are based on the LIBOR rate or other rates, at the Company’s option. The Company pays an annual fee on the commitment based on the Company’s leverage ratio. No amounts were outstanding under this facility at August 31, 2002, and at the time of the spin-off approximately $2.2 million was outstanding. At August 31, 2002 the Company was in compliance with the facility covenants and $38.7 million was available under the facility.

      Outstanding borrowings at August 31, 2002 included approximately $2.1 million in notes payable at 8.5 percent.

      In 2003, cash dividends paid are anticipated to be $0.04 per share per quarter, which is consistent with the quarterly dividend declared subsequent to the spin-off of Acuity.

      Management believes its current cash balances, anticipated cash flows from operations, including cash proceeds from insurance receivable, and available funds from the committed credit facility are sufficient to meet the Company’s planned level of capital spending and general operating cash requirements, including but not limited to any cash requirements related to litigation as further described in Note 6, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in this filing, for at least the next twelve months.

Disclosures about Contractual Obligations

      The future payments required under the Company’s significant contractual obligations as of August 31, 2002 are as follows:

	Fiscal Year

							after
	Total	2003	2004	2005	2006	2007	2007

	(Dollar amounts in thousands)
Long-Term Debt	$2,077	$1,093	$984	$—	$—	$—	$—
Operating Leases	14,080	2,199	2,005	1,897	1,828	1,605	4,546
Asbestos Settlements	85,035	40,131	42,946	1,958	—	—	—
Purchase Obligations	2,100	2,100	—	—	—	—	—

Total	$103,292	$45,523	$45,935	$3,855	$1,828	$1,605	$4,546

      As of August 31, 2002, the Company has settlement agreements for certain asbestos related liabilities of $85 million. In the above table, the timing of some of these settlement payments has been estimated because payment is contingent on several factors, including the Company’s receipt of legal documentation from claimants and plaintiff attorneys. The Company anticipates that substantially all of the asbestos liabilities included in the above table will be reimbursed by insurance. For additional information, see

Note 6, Commitments and Contingences, in the Notes to the Consolidated Financial Statements included in this filing.

      Additionally, the Company has outstanding letters of credit for approximately $1.3 million at August 31, 2002. These letters of credit expire at various dates in fiscal 2003 and the Company anticipates that they will be renewed upon expiration. The Company also anticipates obtaining additional letters of credit in fiscal 2003 of $6.4 million relating to the Company’s casualty insurance program. At August 31, 2002, Acuity provided collateral associated with the Company’s property and casualty insurance programs in the form of standby letters of credit in the amount of $10.4 million. For further discussion, see Note 2, Discontinued Operations, in the Notes to the Consolidated Financial Statements included in this filing.

Long-term Debt and the Spin-off

      Upon completion of the spin-off on November 30, 2001, approximately $371.6 million of long-term debt was assumed by Acuity, leaving approximately $2.8 million outstanding for the Company. Additionally, at November 30, 2001, Acuity assumed $156.5 million of outstanding borrowing on the credit facility and $102.8 million in short-term secured borrowings.

     Discontinued Operations

      In May 2001, the Company entered into a three-year agreement (the “Receivables Facility”) to borrow, on an ongoing basis, up to $150.0 million secured by undivided interests in a defined pool of trade accounts receivable of the lighting equipment and chemical segments. At August 31, 2001, net trade accounts receivable pledged as security for the borrowings under the Receivables Facility totaled approximately $227.8 million. Outstanding borrowings under the Receivables Facility at August 31, 2001 were $105.1 million. Interest rates under the Receivables Facility vary with commercial paper rates plus an applicable margin and the interest rate was 3.90 percent at August 31, 2001. Effective at the time of the spin-off, Acuity assumed all of NSI’s borrowings and other obligations under the Receivables Facility.

      In July 1999, the Company entered into a $250.0 million, 364-day committed credit facility, which was renewed in June 2001 and expired in June 2002. The credit facility permitted certain subsidiaries of the Company to borrow under such facility, and the Company guaranteed these borrowings. Interest rates under the credit facility were based on the LIBOR rate or other rates, at the Company’s option. The Company paid an annual fee on the commitments based on the Company’s credit rating for unsecured long-term public debt. Outstanding borrowings under the facility at August 31, 2001 were $105.0 million at an interest rate of 4.1 percent. This facility was discontinued at the time of the spin-off.

      NSI’s commercial paper program was discontinued in July 2001. Amounts outstanding under the commercial paper program were replaced by borrowings under the committed credit facility.

      In October 2001, NSI, on behalf of Acuity, negotiated a $240.0 million, 364-day committed credit facility with six domestic and international banks that became effective and replaced the Company’s $250.0 million credit facility at the time of the spin-off. The facility includes an option for additional lenders to enter the agreement to provide up to a total of $300.0 million of commitments. The facility contains financial covenants including a leverage ratio of total indebtedness to EBITDA and an interest coverage ratio. Interest rates under the facility are based on the LIBOR rate or other rates, at Acuity’s option. Acuity will pay an annual fee on the commitment based on Acuity’s credit rating for unsecured long-term public debt. The principal lighting equipment subsidiary and the principal chemicals subsidiary of Acuity are guarantors of the facility. At the date of the spin-off, Acuity assumed full responsibility for this credit facility.

      At August 31, 2001, the Company had uncommitted lines of credit totaling $111.2 million for general operating purposes, of which $16.8 million was designated as multi-currency. Outstanding borrowings under the uncommitted credit facilities at August 31, 2001 were $24.7 million, at a weighted-average interest rate of 4.95 percent. At August 31, 2001, $74.4 million in letters of credit was outstanding, primarily under the domestic uncommitted line of credit.

      In January 1999, the Company issued $160.0 million in ten-year publicly traded notes bearing a coupon rate of 6.0 percent. In August 2000, the Company issued $200.0 million in ten-year publicly traded notes bearing a coupon rate of 8.375 percent. These notes were assumed by Acuity in connection with the spin-off.

Results of Continuing Operations

	Year Ended August 31,

	2002	2001	2000

	(In millions, except
	per-share amounts)
Sales and Service Revenues:
Textile Rental	$319.6	$334.8	$321.5
Envelope	212.8	228.5	225.2

	$532.4	$563.3	$546.7

Operating (Loss) Profit:
Textile Rental	$3.0	$12.5	$28.2
Envelope	3.0	(13.1)	5.1

	6.0	(0.6)	33.3
Corporate	(16.6)	(21.9)	(3.8)
Interest expense, net	(0.4)	(1.8)	(1.6)

	(11.0)	(24.3)	27.9

(Loss) income from continuing operations	(6.9)	(15.3)	17.1
(Loss) income from discontinued operations	(7.6)	42.3	82.8
Cumulative effect of change in accounting principle, net of tax	(17.6)	—	—

Net (loss) income	$(32.1)	$27.0	$99.9

Earnings per Share:
Basic and Diluted:
(Loss) income from continuing operations	$(0.67)	$(1.49)	$1.68
Discontinued operations	(0.73)	4.12	8.13
Cumulative effect of change in accounting principle, net of tax	(1.71)	—	—

Net (loss) income	$(3.11)	$2.63	$9.81

      National Service Industries posted revenues of $532.4 million for the fiscal year ended August 31, 2002 representing a 5.5 percent decrease from the prior year, with revenues from both segments contributing to the decrease. Revenues in fiscal 2001 were $563.3 million, representing a $16.6 million increase from fiscal 2000, primarily in the textile rental segment. The fiscal 2002 loss from continuing operations was $6.9 million, compared to a loss from continuing operations in fiscal 2001 of $15.3 million. The fiscal 2001 loss from continuing operations represents a decrease in net income of $32.4 million compared to fiscal 2000. The decrease in operating loss from continuing operations in fiscal 2002 primarily results from gains on the sale of corporate headquarters building and on sale of businesses. The significant decrease in operating profit during fiscal 2001 related to numerous factors including a weakening economy, higher medical and casualty insurance costs, restructuring charges and asset impairments, and a charge associated with estimated uninsured settlements and other related costs associated with the Company’s asbestos litigation.

Textile Rental Segment

      Textile rental segment revenues, representing all of the Company’s service revenues, decreased 4.5 percent during 2002 to $319.6 million. Overall, customer retention levels remain steady. However, volumes per customer continue to be negatively impacted by the soft economic conditions, particularly in those segments dependent on corporate travel and entertainment such as lodging and fine dining. The following table presents information that management believes will provide the reader more consistent, comparable trend information:

	Textile Rental Segment
	Year Ended August 31,

	2002	2001	2000

	(Dollar amounts in thousands)
Operating profit (loss)	$2,996	$12,553	$28,208
Gain on sale of businesses	(977)	(2,359)	(170)
Pre-tax restructuring expense, asset impairments, and other charges	5,762	1,667	—

Adjusted operating profit (loss)	$7,781	$11,861	$28,038

      Fiscal 2002 operating profit was $3.0 million compared to last year’s operating profit of $12.5 million. Included in operating profits were gains on sales of previously divested businesses of $1.0 million and $2.4 million in 2002 and 2001, respectively. Additionally, the results in each year included charges of $5.8 million and $1.7 million related to current and previous years restructuring expense, asset impairments, and other charges. Excluding these items, adjusted profits in 2002 were affected primarily by lower revenues and increased production costs offset somewhat by costs incurred in 2001 for sales tax assessments which were not repeated in 2002.

      During the first quarter of fiscal 2002, the Company closed two facilities in the textile rental segment and recorded a related charge of $5.8 million. The charge included severance costs of $11 thousand for four employees, all of whom were terminated prior to the end of the first quarter, and $1.4 million in exit expenses to close and consolidate facilities. Exit expenses primarily included costs of lease terminations and costs to dispose of facilities. Additionally, as a further result of the closure of the two textile rental facilities, the Company recognized long-lived asset impairments totaling $4.4 million. Textile rental assets to be disposed of were reduced to state them at their estimated fair value less costs to sell. Assets to be disposed of primarily related to equipment located in the facilities included in the restructuring program noted above. After the charge, the remaining net book value of these assets was immaterial. Estimated fair market values were established based on an analysis of expected future cash flows. During the remainder of fiscal 2002, the severance and exit accruals were adjusted as necessary based upon further review and analysis by management. The net change was a reduction of $159 thousand to the severance accrual, and an increase of $43 thousand to the exit cost accrual.

      Also in fiscal 2002, the Company recognized a $1.3 million charge for the impairment of certain intangible customer lists. These charges were offset by a reduction of restructuring and other charges of $1.2 million due primarily to lower than originally estimated costs to prepare a facility for closure.

      Revenues during fiscal 2001 increased 4.1 percent to $334.8 million, as a result of additional volume associated with several new large customer accounts, price increases, and revenues associated with acquired businesses. Fiscal 2001 operating profit was $12.6 million compared to fiscal 2000’s operating profit of $28.2 million. Higher employee medical and casualty insurance costs, increased labor and energy costs, a sales tax audit assessment, and severance and restructuring costs, partially offset by a gain related to a reduction in the segment’s environmental liabilities, were primarily responsible for the decrease in fiscal 2001 operating profit.

      During the second quarter of fiscal 2001, management performed a review of the environmental liabilities recorded in connection with the textile rental segment’s 1997 uniform plants divestiture. Based on the advice of the Company’s environmental experts, the Company decreased its estimates for certain environmental exposures and, as a result, reduced the related liability and recorded a gain of approximately $2.1 million. The gain is included in “Gain on sale of businesses” in the accompanying “Consolidated Statements of Income.”

      During the fourth quarter of fiscal 2001, management took actions to better position the segment for the future. These actions included a $1.2 million pre-tax charge related to the termination of 216 home office and field operations employees, all of whom were terminated prior to the end of the fiscal year. Additionally, the segment sold two linen facilities resulting in a pre-tax loss of $0.3 million.

      The losses resulting from the restructuring activities and impairments in fiscal 2002 and 2001 are included in “Restructuring expense, asset impairments, and other charges (income)” in the “Consolidated Statements of Income.”

Envelope Segment

      Envelope segment revenues decreased 6.9% during fiscal 2002 from $228.5 million to $212.8 million. Lower direct mail and courier volumes and increased competitive pricing pressures in both the direct mail and transactional segments account for the revenue decline. The following table presents information that management believes will provide the reader more consistent, comparable trend information:

	Envelope Segment
	Year Ended August 31,

	2002	2001	2000

	(Dollar amounts in thousands)
Operating profit (loss)	$3,004	$(13,145)	$5,096
Gain on sale of businesses	(75)	—	(186)
Pre-tax restructuring expense, asset impairments, and other charges	—	8,290	—

Adjusted operating profit (loss)	$2,929	$(4,855)	$4,910

      Fiscal 2002 operating profit, as compared to fiscal 2001, increased by $16.1 million, to a profit of $3.0 million. Fiscal 2002 results include gains of $0.1 million related to the sale of the Company’s Lyon Folder unit. Fiscal 2001 operating results included $8.3 million in pre-tax charges consisting of a $4.9 million charge associated with closing four facilities and $3.4 million for the write-off of non-performing assets. Additionally, expense of $2.6 million for inventory obsolescence was recorded in fiscal 2001. After considering these items, operating results improved due to cost reductions from plant consolidations, lower bad debt and inventory obsolescence costs and improved efficiencies.

      Envelope segment revenues during 2001 remained essentially flat compared with 2000 revenues as higher sales volumes to major customers during the first quarter were offset by lower volumes in the courier and direct mail markets throughout the remainder of the year. Operating profit decreased by $18.2 million to a loss of $13.1 million. Contributing to the fiscal 2001 loss were $10.9 million in pre-tax charges discussed above. In addition, the segment experienced higher medical and casualty insurance costs, higher raw materials costs during the first half of the year, and costs related to reorganizing the Miami, Florida manufacturing facility.

      During the fourth quarter of fiscal 2001, management finalized its plans to restructure its operations to better position the segment for a continued near-term economic slowdown. Accordingly, as mentioned above, the segment recorded a charge of $4.9 million related to its restructuring activities. This charge was comprised of $1.9 million associated with terminating 151 manufacturing and salaried employees, all of whom were terminated prior to the end of the fiscal year, $1.6 million in exit expenses to close and consolidate facilities, and $1.4 million in impairments related to equipment located in the closed facilities. Exit expenses primarily include costs of lease terminations, costs to dispose of facilities, and other union related costs associated with closing the facilities. Impairments were recognized for those assets where the sum of the estimated undiscounted future cash flows was less than the carrying amount of the assets. Fair market values were determined based on expected future cash flows discounted at the Company’s cost of capital.

      The $3.4 million write-off discussed above related to certain costs associated with the implementation of an enterprise-wide software package. During fiscal 2001, management decided to materially alter the operating methodology of the system. This change in methodology required an extensive reconfiguration of the base software and all the processes associated with the operating system.

      The losses resulting from the restructuring activities and impairments in 2001 are included in “Restructuring expense, asset impairments, and other charges (income)” and the charge related to inventory obsolescence was included in “Cost of products sold” in the “Consolidated Statements of Income.”

Corporate

      Corporate expenses in fiscal 2002 were $16.6 million compared to fiscal 2001’s allocated costs of $21.9 million. The Company recorded charges of approximately $16.9 million and $16.1 million for asbestos-related liabilities in the fourth quarters of fiscal 2002 and 2001, respectively. Additionally, during fiscal 2002 the Company recorded an $8.0 million gain for the sale of its headquarters building. Excluding these items, fiscal 2002 corporate expense is $7.7 million and fiscal 2001 allocated corporate expense is $5.8 million.

      Allocated corporate expenses increased $18.1 million from 2000 to 2001. This increase was primarily due to the $16.1 million charge discussed above, as well as higher allocated corporate expenses due to increased employee medical and casualty insurance costs and higher costs related to strategic and operational initiatives.

      Interest expense decreased in fiscal 2002 to $0.4 million from $1.8 million in 2001 due to lower interest bearing obligations and interest rates as well as higher cash balances. Interest expense remained relatively flat during fiscal years 2001 and 2000.

Environmental Matters

      The Company’s operations are subject to comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances and solid and hazardous wastes and to the remediation of contaminated sites. Permits and environmental controls are required for certain of the Company’s operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. The Company believes that it is in substantial compliance with all material environmental laws, regulations, and permits. On an ongoing basis, the Company incurs capital and operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years, and the cost of responding to future changes may be substantial.

      The Company’s environmental accruals, which are included in current liabilities, totaled $5.8 million and $7.3 million at August 31, 2002 and 2001, respectively. The actual cost of environmental issues may be lower or higher than that accrued due to the difficulty in estimating such costs and potential changes in the status of government regulations.

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

      The Company is currently a party to, or otherwise involved in, legal proceedings in connection with state and federal Superfund sites, one of which is located on property owned by the Company. Except for the Blydenburgh Landfill matter in New York (which is discussed below), the Company believes its liability is de minimis at each of the currently active sites which it does not own where it has been named as a potentially responsible party (“PRP”) due to its limited involvement at the site and/or the number of viable PRPs. For property which the Company owns on East Paris Street in Tampa, Florida, the Company was requested by the State of Florida to clean up chlorinated solvent contamination in the groundwater beneath the property and beneath surrounding property known as Seminole Heights Solvent Site and to reimburse approximately $0.4 million of costs already incurred by the State of Florida in connection with such contamination. The Company presented expert evidence to the State of Florida in 1998 that the Company is not the source of the contamination, and the State has referred this matter to the Environmental Protection Agency for review. At this point in time, it is not possible to quantify the extent, if any, of the Company’s exposure.

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

      During the second quarter of fiscal 2001, management performed a review of the other environmental liabilities recorded in connection with the textile rental segment’s 1997 uniform plants divestiture. Based on the advice of the Company’s environmental experts, the Company decreased its estimates for certain environmental exposures and, as a result, reduced the related liability and recorded a gain of approximately $2 million. The gain is included in “Gain on sale of business” in the accompanying consolidated statements of income.

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

      On December 12, 2001, the Court granted summary judgment for the State. At a January 9, 2002 status conference, the Court verbally denied the Company’s motion for summary judgment and explicitly noted that the issues presented by this case were appropriate for judicial review. The Court reiterated its denial of the Company’s motion in a written order on January 10, 2002. Final judgment in the amount of $12.5 million was entered against the Company on February 1, 2002. Execution of the judgment was stayed pending appeal to the Second Circuit Court of Appeals.

      The Company filed a notice of appeal to the Second Circuit Court of Appeals on March 1, 2002. As a result of a technical error made by the District Court in the language of the final judgment, the judgment was remanded to the Eastern District of New York to be corrected. This correction was made, and the final judgment was re-entered on September 17, 2002, in the amount of $12.5 million. A second notice of appeal was filed on October 10, 2002.

      In its appeal, the Company asserted that the trial court erred in declaring that the Company is a successor to Serv-All, in finding that the State’s claims were not barred by the statute of limitations, and in holding that the Company is jointly and severally liable for response costs. Even if the Company were unsuccessful in its appeal to the Second Circuit Court of Appeals, the Company would have a right to seek recovery of response costs from the many other parties whose wastes were disposed of at the Blydenburgh Landfill. In fact, the Company has initiated the process of seeking recovery in a related case filed by the State of New York against Hickey’s Carting Co. (“Hickey’s”) in the Eastern District of New York (the “Hickey’s Case”).

      In the Hickey’s Case, the State of New York sued Hickey’s, the company Serv-All retained to transport its waste, for past and future response costs in connection with the release or potential release of hazardous substances at and from the Blydenburgh Landfill in Islip, New York. On September 3, 2002, Hickey’s then sued the Company, along with several other parties, for contribution to any judgment ultimately awarded against Hickey’s.

      The Company has all of the same defenses in the Hickey’s Case as in the case brought against the Company by the State of New York. The Company believes that it is not a successor to Serv-All and therefore has no liability with respect to the Blydenburgh Landfill (either to the State of New York or to Hickey’s) and has responded to the lawsuit accordingly. The Company has also counterclaimed against Hickey’s and cross-claimed against the other named parties, seeking contribution toward the judgment entered in the case brought against the Company by the State of New York.

      If the Company prevails in the Second Circuit with its argument that it is not a successor to Serv-All, the Company will then file a motion to dismiss it from the Hickey’s Case. Even if the Company does not prevail, any liability to the State of New York will be reduced by the contributions the Company will receive from the many other parties, including Hickey’s, whose wastes were disposed of at the Blydenburgh Landfill, and the Company will have no additional liability to Hickey’s or any other party in the Hickey’s Case.

      The Company also believes it is entitled to indemnification for all costs associated with the Blydenburgh Landfill by the parent (“Initial Parent”) of Initial Services Investments, Inc., which the Company acquired in 1992 and which had previously purchased and sold certain assets of Serv-All. On May 22, 2002, the Company filed a lawsuit against Initial Parent, seeking to enforce an indemnification provided by Initial Parent to the Company. The lawsuit seeks full indemnification by Initial Parent for all costs and expenses of litigating the Blydenburgh Landfill action, as well as a declaration that Initial Parent is obligated to indemnify the Company for any judgment which ultimately is assessed against the Company. On July 15, 2002, Initial Parent filed a motion to dismiss the lawsuit, followed by a motion for summary judgment on July 25, 2002. The Company has filed briefs in opposition to these motions.

      At this point, it is too early to quantify the Company’s potential exposure, the likelihood of an adverse result, or the outcome of the Company’s indemnification claim, and thus, no accrual has been recorded related to any of the above-described matters relating to the Blydenburgh Landfill.

Accounting Standards Yet to be Adopted

      In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The principal difference between SFAS 146 and EITF Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this statement is not expected to have a significant effect on the Company’s consolidated results of operations and financial position.

Outlook

      Management continues to pursue its strategic plan to profitably grow the Company. In 2003, the Company will strengthen relationships with customers and add sales personnel to promote profitable growth. In addition, improving margins and maintaining a strong balance sheet will be a continuing focus in 2003. Fiscal 2003 sales from the existing businesses are expected to remain in line with fiscal 2002 results due to a forecasted continuing weak economy.

Cautionary Statement Regarding Forward-Looking Information

      This report contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about management’s and the Company’s beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates” or similar expressions. These statements include, among others, statements regarding our expected business outlook, pricing levels, raw materials costs, anticipated financial and operating results, strategies, contingencies, financing and working capital requirements, sources of liquidity, capital expenditures, amounts and timing of expenditures with respect to asbestos litigation and environmental matters, amounts and timing of insurance recoveries covering those expenses, the resolution of allocation and coverage issues with the Company’s insurers, the solvency of the Company’s insurers, competitive conditions and general economic conditions.

      Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management’s beliefs and assumptions, which in turn are based on currently available information. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to:

•	changes in general business and economic conditions;

•	fluctuations in raw material prices;

•	unexpected developments or outcomes in the Company’s legal or environmental proceedings;

•	the risk of additional insolvencies among the Company’s insurance carriers;

•	the risk of an increase or acceleration in the number of asbestos-related claims filed against the Company;

•	the risk of adverse judgments and damage awards against the Company in pending or future litigation;

•	the risk that the number of future asbestos claims or the settlement costs of such claims will exceed the Company’s forecasts;

•	changes in competitive conditions in the Company’s markets;

•	foreign currency fluctuations relative to the U.S. dollar; and

•	increases in labor and other significant operating expenses.

      Investors should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and the

Company undertakes no obligation to update publicly any of them in light of new information or future events.

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

     Interest Rates

      The Company’s credit line and fixed-rate notes are subject to interest rate fluctuations. These fluctuations expose the Company to changes in interest expense, cash flows, and the fair market value of the instruments. The Company did not have any variable-rate debt outstanding at August 31, 2002.

     Commodity Price Risk

      From time to time, the Company’s textile rental segment enters into arrangements locking in for specified periods the prices the Company will pay for the volume of natural gas to which the contract relates. The contracts are structured to reduce the segment’s exposure to changes in the price of natural gas. However, these contracts also limit the benefit the segment might have otherwise received from decreases in the price of natural gas. The Company does not believe a 10 percent adverse change in market rates of natural gas would have a material impact on its “Consolidated Balance Sheets” or “Consolidated Statements of Income.” At August 31, 2002, there were no outstanding contracts for natural gas.

      The Company’s envelope segment uses paper as its primary raw material. Generally, though, the Company passes fluctuations in the price of paper through to its customers. The Company does not believe that a 10 percent change in market rates of paper would have a material impact on its “Consolidated Balance Sheets” or “Consolidated Statements of Income”.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of National Service Industries, Inc.:

      In our opinion, the accompanying consolidated balance sheet as of August 31, 2002 and the related consolidated statement of income, stockholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of National Service Industries, Inc. and its subsidiaries at August 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The consolidated financial statements of National Service Industries, Inc. as of August 31, 2001, and for each of the two years in the period ended August 31, 2001, prior to the revisions described in Notes 1 and 5, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated November 29, 2001.

      As discussed in Note 1 to the consolidated financial statements, on September 1, 2001, National Service Industries, Inc. adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

      As discussed above, the financial statements of National Service Industries, Inc. as of August 31, 2001, and for each of the two years in the period ended August 31, 2001, prior to the revisions described in Notes 1 and 5, were audited by other independent accountants who have ceased operations. As described in Note 1 and Note 5, these financial statements have been revised to give effect to the reverse stock split and to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of September 1, 2001. We audited the transitional disclosures described in Note 1 and the adjustment described in Note 5. In our opinion, the transitional disclosures for 2001 and 2000 in Note 1 are appropriate and the adjustment described in Note 5 is appropriate and has been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

PricewaterhouseCoopers LLP

Atlanta, Georgia

November 8, 2002

NOTE:	This is a copy of a report previously issued by Arthur Andersen LLP, the Company’s former independent accountants. The Arthur Andersen report refers to certain financial information for the fiscal year ended August 31, 1999 and certain balance sheet information at August 31, 2000, which are no longer included in the accompanying financial statements. This report has not been reissued by Arthur Andersen LLP in connection with the filing of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of National Service Industries, Inc.:

      We have audited the accompanying consolidated balance sheets of National Service Industries, Inc. (a Delaware corporation) and subsidiaries as of August 31, 2001 and 2000 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended August 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

Arthur Andersen LLP

Atlanta, Georgia

November 29, 2001

NATIONAL SERVICE INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	August 31,

	2002	2001

	(In thousands, except
	share data)
ASSETS
Current Assets:
Cash and cash equivalents	$20,969	$—
Receivables, less allowance for doubtful accounts of $1,173 in 2002 and $1,798 in 2001	52,198	60,406
Inventories, at the lower of cost (on a first-in, first-out basis) or market	16,037	19,195
Linens in service, net of amortization	51,806	56,910
Deferred income taxes	—	9,138
Prepayments	5,086	11,300
Insurance receivable (Note 6)	42,024	28,616
Other current assets	693	804

Total Current Assets	188,813	186,369
Property, Plant, and Equipment, at cost:
Land	5,715	12,775
Buildings and leasehold improvements	49,867	57,433
Machinery and equipment	259,730	258,344

Total Property, Plant, and Equipment	315,312	328,552
Less — Accumulated depreciation and amortization	167,356	157,507

Property, Plant, and Equipment — net	147,956	171,045
Other Assets:
Goodwill (Note 1)	—	28,432
Other intangibles (Note 1)	8,357	8,629
Insurance receivable (Note 6)	140,831	66,574
Prepaid benefit cost	30,644	34,465
Other	2,497	2,584

Total Other Assets	182,329	140,684
Net assets of discontinued operations (Note 2)	—	400,296

Total Assets	$519,098	$898,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$1,093	$1,011
Notes payable	—	1,999
Accounts payable	16,569	28,164
Accrued salaries, commissions, and bonuses	7,007	7,050
Current portion of self-insurance accrual	5,785	3,119
Environmental accrual (Note 6)	5,777	7,291
Litigation accrual (Note 6)	41,288	30,453
Deferred income taxes	8,811	—
Other accrued liabilities	19,506	19,561

Total Current Liabilities	105,836	98,648
Long-Term Debt, less current maturities	984	1,990

Deferred Income Taxes	7,853	32,431

Self-Insurance Accrual, less current portion	9,258	12,477

Litigation Accrual (Note 6)	166,844	82,917

Other Long-Term Liabilities	7,690	7,303

Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Series A participating preferred stock, $.05 stated value, 500,000 shares authorized, none issued
Preferred stock, no par value, 500,000 shares authorized, none issued
Common stock, $1 par value, 120,000,000 shares authorized, 14,478,500 shares issued in 2002 and 14,479,745 shares in 2001	14,479	14,480
Paid-in capital	11,570	72,860
Retained earnings	552,302	995,537
Unearned compensation on restricted stock (Note 5)	(4,092)	(880)
Accumulated other comprehensive income items	(2,350)	(43)

	571,909	1,081,954
Less — Treasury stock, at cost (3,510,515 shares in 2002 and 4,173,299 shares in 2001)	351,276	419,326

Total Stockholders’ Equity	220,633	662,628

Total Liabilities and Stockholders’ Equity	$519,098	$898,394

The accompanying notes to consolidated financial statements are an integral part of these statements.

NATIONAL SERVICE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended August 31,

	2002	2001	2000

	(In thousands, except per-share data)
Sales and Service Revenues:
Service revenues	$319,669	$334,820	$321,522
Net sales of products	212,761	228,462	225,190

Total sales and service revenues	532,430	563,282	546,712

Costs and Expenses:
Cost of services	191,534	192,664	183,867
Cost of products sold	164,285	183,357	177,359
Selling and administrative expenses	173,868	182,106	157,121
Amortization expense	1,853	2,807	2,411
Interest expense	385	1,770	1,578
Gain on sale of corporate headquarters building	(7,966)	—	—
Gain on sale of businesses	(1,052)	(2,359)	(356)
Restructuring expense, asset impairments, and other charges	22,693	26,073	—
Other expense (income), net	(2,161)	1,135	(3,165)

Total costs and expenses	543,439	587,553	518,815

(Loss) income before income tax (benefit) expense	(11,009)	(24,271)	27,897
Income tax (benefit) expense	(4,074)	(8,980)	10,824

(Loss) income from continuing operations	(6,935)	(15,291)	17,073
Discontinued Operations:
Income from discontinued operations, net of income taxes of $7,066 in 2002, $26,848 in 2001, and $52,494 in 2000 (Note 2)	11,534	42,304	82,797
Costs associated with effecting the spin-off, net of tax benefit of $717	(19,069)	—	—

Total discontinued operations	(7,535)	42,304	82,797
Cumulative effect of change in accounting principle, net of tax benefit of $10,830.	(17,602)	—	—

Net (Loss) Income	$(32,072)	$27,013	$99,870

Basic Earnings per Share
(Loss) income from continuing operations	$(0.67)	$(1.49)	$1.68
Discontinued operations:
Income from discontinued operations, net of tax	1.12	4.12	8.13
Costs associated with effecting the spin-off, net of tax benefit	(1.85)	—	—

Total discontinued operations	(0.73)	4.12	8.13

Cumulative effect of a change in accounting principle, net of tax benefit	(1.71)	—	—

Net (loss) income	$(3.11)	$2.63	$9.81

Basic Weighted Average Number of Shares Outstanding	10,324	10,267	10,177
Diluted Earnings per Share
(Loss) income from continuing operations	$(0.67)	$(1.49)	$1.68
Discontinued operations:
Income from discontinued operations, net of tax	1.12	4.12	8.13
Costs associated with effecting the spin-off, net of tax benefit	(1.85)	—	—

Total discontinued operations	(0.73)	4.12	8.13

Cumulative effect of a change in accounting principle, net of tax benefit	(1.71)	—	—

Net (loss) income	$(3.11)	$2.63	$9.81

Diluted Weighted Average Number of Shares Outstanding	10,324	10,267	10,182

The accompanying notes to consolidated financial statements are an integral part of these statements.

NATIONAL SERVICE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

					Unearned
					Compensation	Accumulated
					on	Other
	Comprehensive	Common	Paid-in	Retained	Restricted	Comprehensive	Treasury
	Income	Stock	Capital	Earnings	Stock	Income Items	Stock	Total

	(In thousands, except share and per-share data)
Balance, August 31, 1999		$14,480	$72,494	$976,461	$—	$(34)	$(438,235)	$625,166
Comprehensive income:
Net income	$99,870	—	—	99,870	—	—	—	99,870
Other comprehensive income, net of tax:
Minimum pension liability adjustment (net of tax of $1)	(3)	—	—	—	—	(3)	—	(3)

Comprehensive income	$99,867

Stock options exercised(1)		—	98	—	—	—	643	741
Treasury stock issued in connection with Long-Term Incentive Program(2)		—	1,245	—	—	—	4,422	5,667
Employee Stock Purchase Plan issuances(3)		—	(741)	—	—	—	3,867	3,126
Cash dividends of $5.24 per share paid on common stock		—	—	(53,357)	—	—	—	(53,357)

Balance, August 31, 2000		14,480	73,096	1,022,974	—	(37)	(429,303)	681,210
Comprehensive income:
Net income	$27,013	—	—	27,013	—	—	—	27,013
Other comprehensive income, net of tax:
Minimum pension liability adjustment (net of tax of $3)	(6)	—	—	—	—	(6)	—	(6)

Comprehensive income	$27,007

Stock options exercised(4)		—	(14)	—	—	—	48	34
Treasury stock issued in connection with Long-Term Incentive Program(5)		—	(963)	—	—	—	4,600	3,637
Restricted stock issued in connection with Long-Term Incentive Program(6)		—	(9)	—	(1,195)	—	1,204	—
Amortization and forfeitures of restricted stock grants		—	—	—	315	—	—	315
Issuance of stock options in connection with Long-Term Incentive Program		—	1,855	—	—	—	—	1,855
Employee Stock Purchase Plan issuances(7)		—	(1,105)	—	—	—	4,125	3,020
Cash dividends of $5.28 per share paid on common stock		—	—	(54,450)	—	—	—	(54,450)

Balance, August 31, 2001		14,480	72,860	995,537	(880)	(43)	(419,326)	662,628
Comprehensive income:
Net loss	$(32,072)	—	—	(32,072)	—	—	—	(32,072)
Other comprehensive income, net of tax:
Minimum pension liability adjustment (net of tax of $1,413)	(2,307)	—	—	—	—	(2,307)	—	(2,307)

Comprehensive loss	$(34,379)

Cash in lieu of fractional shares		(1)	(9)	—	—	—	—	(10)
Treasury stock issued in connection with Long-Term Incentive Program(8)		—	(71)	—	—	—	1,180	1,109
Restricted stock issued in connection with Long-Term Incentive Program(9)		—	(58,179)	—	(4,910)	—	63,089	—
Amortization and forfeitures of restricted stock grants (10)		—	(9)	—	1,021	—	(116)	896
Dividend of common equity interest in Acuity		—	—	(403,238)	—	—	—	(403,238)
Transfer of restricted stock in connection with spin-off of Acuity		—	—	—	677	—	—	677
Employee Stock Purchase Plan issuances(11)		—	(3,022)	—	—	—	3,897	875
Cash dividends of $0.76 per share paid on common stock		—	—	(7,925)	—	—	—	(7,925)

Balance, August 31, 2002		$14,479	$11,570	$552,302	$(4,092)	$(2,350)	$(351,276)	$220,633

(1) 7,338 shares, (2) 44,008 shares, (3) 38,489 shares, (4) 486 shares, (5) 45,781 shares, (6) 11,980 shares, (7) 41,057 shares, (8) 11,747 shares, (9) 627,880 shares, (10) 15,605 shares, (11) 38,765 shares.

The accompanying notes to consolidated financial statements are an integral part of these statements.

NATIONAL SERVICE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31,

	2002	2001	2000

	(In thousands)
Cash Provided by (Used for) Operating Activities
Net (loss) income from continuing operations	$(6,935)	$(15,291)	$17,073
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	25,615	27,633	25,227
Provision for losses on accounts receivable	1,193	2,345	2,125
(Gain) loss on the sale of property, plant, and equipment	(7,986)	996	(1,098)
Gain on sale of businesses	(1,052)	(2,359)	(356)
Restructuring expense, asset impairments, and other charges	22,693	26,073	—
(Benefit) provision for deferred taxes	(4,891)	(12,086)	1,654
Change in assets and liabilities net of effect of acquisitions and divestitures —
Receivables	6,736	(1,484)	(4,126)
Inventories and linens in service, net	7,931	786	1,940
Deferred income taxes	2,401	(29,218)	(2,997)
Prepayments and other current assets	(2,414)	(13,946)	93
Accounts payable	(10,001)	3,541	3,920
Accrued liabilities	527	(8,899)	(1,920)
Self-insurance accruals and other long-term liabilities	(13,985)	(7,228)	(648)

Net Cash Provided by (Used for) Continuing Operations	19,832	(29,137)	40,887
Net Cash Provided by Discontinued Operations	6,935	105,187	69,296

Net Cash Provided by Operating Activities	26,767	76,050	110,183

Cash Provided by (Used for) Investing Activities
Purchases of property, plant, and equipment	(17,178)	(23,053)	(45,485)
Sale of property, plant, and equipment	22,867	1,289	1,948
Sale of businesses	1,062	4,888	—
Acquisitions	(3,696)	(5,596)	(10,130)
Change in other assets	1,120	(2,182)	(7,026)

Net Cash Provided by (Used for) Investing Activities	4,175	(24,654)	(60,693)

Cash Provided by (Used for) Financing Activities
Issuance of treasury stock, net	875	3,054	3,867
Repayments of notes payable	(1,999)	—	—
Repayments of long-term debt	(924)	—	—
Cash dividends paid	(7,925)	(54,450)	(53,357)

Net Cash Used for Financing Activities	(9,973)	(51,396)	(49,490)

Net Change in Cash and Cash Equivalents	20,969	—	—
Cash and Cash Equivalents at Beginning of Year	—	—	—

Cash and Cash Equivalents at End of Year	$20,969	$—	$—

Supplemental Cash Flow Information:
Income taxes paid during the year	$5,160	$68,348	$66,705
Interest paid during the year	13,180	45,186	43,977
Noncash Investing and Financing Activities:
Treasury shares issued under long-term incentive plan	$1,109	$3,637	$5,667

The accompanying notes to consolidated financial statements are an integral part of these statements.

NATIONAL SERVICE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per-share data or as otherwise indicated)

Note 1:	Summary of Accounting Policies

Description of Business

      National Service Industries (“NSI” or the “Company”) has operations in two business segments — textile rental and envelope — each of which is a leading competitor in its respective market. The textile rental segment provides linens and dust control products to healthcare, lodging, and dining customer segments in the United States. The envelope segment produces business and specialty envelopes and office products in the United States. The envelope segment’s customers include major airlines, banks, credit card companies and express delivery companies.

Revenue Recognition

      The Company records product sales when title and risk of loss passes to customers, which is generally as products are shipped, and records service revenue as services are rendered, which is generally as linens are delivered to customers.

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

Cash, Cash Equivalents, and Short-Term Investments

      Cash in excess of daily requirements is invested in time deposits and marketable securities and is included in the accompanying balance sheets at market value. The Company considers time deposits and marketable securities purchased with an original maturity of three months or less to be cash equivalents. Investments purchased with a maturity of more than three months and less than a year are considered short-term investments. There were no short-term investments at August 31, 2002 and 2001, and all cash balances at August 31, 2001 have been attributed to discontinued operations.

Concentrations of Credit Risk

      Concentrations of credit risk with respect to receivables are limited due to the wide variety of customers and markets using the Company’s products and services, as well as their dispersion across many different geographic areas. As a result, as of August 31, 2002, the Company does not consider itself to have any significant concentrations of credit risk.

NATIONAL SERVICE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories and Linens in Service

      Inventories are valued at the lower of cost (on a first-in, first-out basis) or market and consisted of the following at August 31, 2002 and 2001:

	2002	2001

Raw materials and supplies	$5,716	$6,716
Work in progress	2,493	817
Finished goods	7,828	11,662

	$16,037	$19,195

      Linens in service are recorded at cost and are generally amortized over their estimated useful lives, which range from 15 to 50 months and average approximately 20 months.

Goodwill and Other Intangibles

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a new method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value based approach.

      The Company adopted SFAS 142 as of September 1, 2001. Summarized information for the Company’s acquired intangible assets is as follows:

	August 31, 2002		August 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer contracts	$11,589	$(3,851)	$10,215	$(2,348)
Other	1,635	(1,016)	1,428	(666)

Total	$13,224	$(4,867)	$11,643	$(3,014)

      The Company amortizes customer contracts over estimated useful lives of seven years. Other acquired intangible assets, consisting primarily of restrictive covenant agreements, are amortized over the lives of the agreements, which average approximately four years. The Company recorded amortization expense of $1,853, $1,615 and $1,292 related to intangible assets for the years ended August 31, 2002, 2001 and 2000, respectively. Estimated amortization expense for the five years subsequent to August 31, 2002 is as follows: 2003 — $1,918; 2004 — $1,693; 2005 — $1,450; 2006 — $1,116; 2007 — $971.

      The changes in the carrying amount of goodwill during the period are summarized as follows:

	Textile
	Rental	Envelope	Total

Balance as of August 31, 2001	$4,162	$24,270	$28,432
Transitional impairment losses	(4,162)	(24,270)	(28,432)

Balance as of August 31, 2002	$—	$—	$—

NATIONAL SERVICE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The textile rental and envelope reporting units each tested goodwill for impairment during the first quarter of fiscal 2002 as required by SFAS 142 upon adoption, utilizing a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach and a comparable transaction approach. As a result of this valuation process, as well as the application of the remaining provisions of SFAS 142, the Company recorded a pre-tax transitional impairment loss of $28,432, representing the write-off of all of the Company’s existing goodwill. This write-off was reported as a cumulative effect of a change in accounting principle, on a net of tax basis, in the Company’s Consolidated Statement of Income for the year ended August 31, 2002.

      Prior to the adoption of SFAS 142 in September 2001, the Company amortized goodwill over estimated useful lives ranging from 10 years to 30 years. Had the Company accounted for goodwill consistent with the provisions of SFAS 142 in prior periods, the Company’s income from continuing operations and net income would have been affected as follows:

	Year Ended August 31,

	2002	2001	2000

Reported (loss) income from continuing operations	$(6,935)	$(15,291)	$17,073
Add back: Goodwill amortization	—	751	683

Adjusted income from continuing operations	$(6,935)	$(14,540)	$17,756

Reported net (loss) income	$(32,072)	$27,013	$99,870
Add back: Goodwill amortization	—	10,642	10,771
Add back: Trade name amortization	—	990	990

Adjusted net (loss) income	$(32,072)	$38,645	$111,631

Basic earnings per share:
Reported (loss) income from continuing operations	$(0.67)	$(1.49)	$1.68
Add back: Goodwill amortization	—	0.07	0.06

Adjusted income from continuing operations	$(0.67)	$(1.42)	$1.74

Reported net (loss) income	$(3.11)	$2.63	$9.81
Add back: Goodwill amortization	—	1.03	1.06
Add back: Trade name amortization	—	0.10	0.10

Adjusted net (loss) income	$(3.11)	$3.76	$10.97

Diluted earnings per share:
Reported (loss) income from continuing operations	$(0.67)	$(1.49)	$1.68
Add back: Goodwill amortization	—	0.07	0.06

Adjusted (loss) income from continuing operations	$(0.67)	$(1.42)	$1.74

Reported net (loss) income	$(3.11)	$2.63	$9.81
Add back: Goodwill amortization	—	1.03	1.06
Add back: Trade name amortization	—	0.10	0.09

Adjusted net (loss) income	$(3.11)	$3.76	$10.96

      Additionally, during the fourth quarter of fiscal 2002, the textile rental segment tested certain acquired customer lists for impairment, based on decreasing revenue trends. As a result of discounted future cash

NATIONAL SERVICE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flow analysis, impairment losses of $1,268 were recognized and are included in “Restructuring expense, asset impairments, and other charges (income)” in the “Consolidated Statements of Income”.

Equity Investment

      In December 1999, NSI and Royal Airline Associates LLC of New York (“Royal”) formed Royal Airline Linen of Atlanta, LLC (“RALA”) to provide airline textile laundry and dry cleaning services to airline customers. The Company shares participating rights with Royal and has held a 50% ownership interest in RALA since the inception of this investment. This investment is accounted for using the equity method as the Company does not hold a controlling interest. The RALA investment provided equity earnings of $1,075, $949 and $696 in fiscal 2002, 2001 and 2000, respectively. Distributions were $689 and $1,127 in fiscal 2002 and 2001, respectively. There were no distributions in fiscal 2000. This investment is included in “Other Assets” on the balance sheet and had a balance of $904, $518 and $696 at fiscal year-end 2002, 2001 and 2000, respectively. The investment amount represents undistributed earnings.

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

Research and Development

      Research and development costs are expensed as incurred. Research and development expenses amounted to $369, $749 and $536 during 2002, 2001 and 2000, respectively.

Postretirement Healthcare and Life Insurance Benefits

      Substantially all of the Company’s retiree medical plans are financed entirely by retiree contributions; therefore, the Company has no liability in connection with them. Several programs provide limited retiree life insurance and medical benefits. The liability for these plans at August 31, 2002 and 2001 was $757 and $793, respectively.

Postemployment Benefits

      SFAS 112, “Employers’ Accounting for Postemployment Benefits,” requires the accrual of the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. The Company’s accrual, which is not material, relates primarily to severance agreements and the liability for life insurance coverage for certain eligible employees.

Other Expense (Income), Net

      Other expense (income), net, is comprised primarily of gains or losses resulting from the sale of fixed assets.

Freight Billed to Customers and Freight Expense

      The Company records amounts billed to a customer in a sale transaction related to shipping and handling as revenue. Shipping and handling revenues charged to customers included in sales are $5,715, $4,383 and $3,242 for the fiscal years ended August 31, 2002, 2001 and 2000. The Company includes

NATIONAL SERVICE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

freight expense in selling and administrative expenses. Freight expense amounted to $9,590, $8,574 and $8,232 in fiscal 2002, 2001 and 2000, respectively.

Accounting Standards Yet to be Adopted

      In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The principal difference between SFAS 146 and EITF Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this statement is not expected to have a significant effect on the Company’s consolidated results of operations and financial position.

Reclassifications

      Certain prior period amounts in the financial statements and notes have been reclassified to conform with the 2002 presentation.

Note 2:     Discontinued Operations

      On November 7, 2001, the Board of Directors of NSI approved the spin-off, subject to certain conditions, of its lighting equipment and chemicals businesses into a separate publicly-traded company with its own management and board of directors. The spin-off conditions were met November 29, 2001 and the spin-off was effected on November 30, 2001 through a tax-free distribution (“Distribution”) of 100% of the outstanding shares of common stock of Acuity Brands, Inc. (“Acuity”), a wholly-owned subsidiary of NSI owning and operating the lighting equipment and chemicals businesses. Each NSI stockholder of record as of November 16, 2001, the record date for the Distribution, received one share of Acuity common stock for each share of NSI common stock held on that date.

      As a result of the November 2001 spin-off, the Company’s August 31, 2002 financial statements have been prepared with these businesses’ net assets, results of operations, and cash flows presented as discontinued operations. All historical statements have been restated to conform with this presentation.

NATIONAL SERVICE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized financial information for discontinued operations is as follows (in thousands):

August 31,

2001

Current Assets	$559,116
Property, Plant, and Equipment — net	248,423
Goodwill and Other Intangibles	468,944
Other Long-Term Assets	54,092
Current Liabilities	(442,067)
Long-Term Debt, less current maturities	(373,707)
Other Long-Term Liabilities	(131,503)
Accumulated other comprehensive income items	16,998

Net assets of discontinued operations	$400,296

      A summary of the operating results of the discontinued operations is as follows:

	Year Ended August 31,

	2002	2001	2000

Sales	$481,691	$1,982,700	$2,023,644

Income before provision for income taxes	$18,600	$69,152	$135,291
Provision for income taxes	7,066	26,848	52,494

Net income	$11,534	$42,304	$82,797

      For purposes of these financial statements, certain NSI corporate assets, liabilities and expenses were allocated to the discontinued operations based on an estimate of the proportion of corporate amounts attributable to the business of Acuity, utilizing such factors as revenues, number of employees, and other relevant factors. In the opinion of management, the allocations have been made on a reasonable basis. Management believes that all amounts allocated to Acuity are a reasonable representation of the costs that would have been incurred if Acuity had performed these functions as a stand-alone company. The information for discontinued operations reflect the allocation of the Company’s consolidated debt and related interest expense as further described in Note 4.

      In connection with the spin-off, common equity interests in Acuity of $403,238, representing the net assets of discontinued operations, were distributed in fiscal 2002. Included in this amount were operating results for discontinued operations for fiscal 2002 and adjustments to asset and liability allocations.

      In conjunction with the spin-off, the Company and Acuity entered into various agreements that addressed the allocation of assets and liabilities between them and that defined their relationship after the separation, including a distribution agreement, a tax disaffiliation agreement, an employee benefits agreement, a transition services agreement, and a lease agreement. Management believes the amounts paid or received associated with these services are representative of the fair value of the services provided.

      In addition, Acuity and NSI entered into a put option agreement, whereby NSI had the option to require Acuity to purchase the property where NSI’s corporate headquarters are located for a purchase price equal to 85 percent of the agreed-upon fair market value of the property. On May 23, 2002 the Company completed the cash sale of the property where NSI’s corporate headquarters is located. Subsequent to the sale, NSI executed a release of the put option agreement, thereby extinguishing any rights that NSI had under the agreement. See Note 12: Sale of Corporate Headquarters.

NATIONAL SERVICE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition to other services described in the agreement, the transition services agreement provides that Acuity will, for a fee, provide collateral associated with various property and casualty insurance programs of NSI as follows:

Period

Beginning	Ending	Letters of Credit

September 1, 2002	October 31, 2002	$10.4 million
November 1, 2002	October 31, 2003	$8.0 million
November 1, 2003	October 31, 2004	$5.0 million
November 1, 2004	October 31, 2005	$2.0 million

      At August 31, 2002, standby letters of credit of $10.4 million were in use.

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

      The following tables reflect the status of the Company’s pension plans at August 31:

	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$59,732	$53,542
Service cost	2,023	1,482
Interest cost	4,408	4,270
Actuarial loss	4,094	5,784
Benefits paid	(3,715)	(4,210)
Other	(861)	(1,136)

Benefit obligation at end of year	$65,681	$59,732

Change in plan assets:
Fair value of plan assets at beginning of year	$78,950	$82,323
Actual return on plan assets	(664)	1,185
Employer contributions	46	199
Employee contributions	17	144
Benefits paid	(3,715)	(4,210)
Other	(1,100)	(691)

Fair value of plan assets at end of year	$73,534	$78,950

Funded status:
Funded status	$7,853	$19,218
Unrecognized actuarial loss	25,381	14,399
Unrecognized transition asset	(1,017)	(1,577)
Unrecognized prior service cost	1,243	1,287

Prepaid pension expense	$33,460	$33,327

NATIONAL SERVICE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002	2001

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$30,644	$34,465
Accrued benefit liability	(2,448)	(1,485)
Intangible asset	1,476	279
Accumulated other comprehensive income	3,788	68

Prepaid pension expense	$33,460	$33,327

      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $30,783, $26,655, and $24,678 respectively, as of August 31, 2002, and $915, $816 and $0 respectively, as of August 31, 2001.

      Components of net periodic benefit cost for the fiscal years ended August 31 included the following:

	2002	2001	2000

Service cost	$2,023	$1,482	$1,637
Interest cost	4,408	4,270	3,862
Expected return on plan assets	(7,232)	(7,653)	(7,506)
Amortization of prior service cost	88	90	83
Amortization of transitional asset	(522)	(625)	(837)
Recognized actuarial loss	757	346	212

Net periodic pension benefit	$(478)	$(2,090)	$(2,549)

      Weighted average assumptions in 2002, 2001 and 2000 included the following:

	2002	2001	2000

Discount rate	7.25%	7.75%	8.25%
Expected return on plan assets	9.50%	9.50%	9.50%
Rate of compensation increase	4.34%	4.40%	4.70%

      It is the Company’s policy to adjust, on an annual basis, the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations.

      The Company also has profit sharing and 401(k) plans to which both employees and the Company contribute. At August 31, 2002, assets of the 401(k) plans included shares of the Company’s common stock with a market value of approximately $1,048. The Company recorded expense related to these plans of $770 in 2002, $822 in 2001 and $438 in 2000.

NATIONAL SERVICE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4:     Long-Term Debt and Lines of Credit

      Long-term debt at August 31 consisted of the following:

	2002	2001

	Continuing	Continuing	Discontinued
	Operations	Operations	Operations

6% notes due February 2009 with an effective rate of 6.04%, net of unamortized discount of $310 in 2001 and $351 in 2000	$—	$—	$159,690
8.375% notes due August 2010 with an effective rate of 8.398%, net of unamortized discount of $219 in 2001 and $244 in 2000	—	—	199,781
4.3% to 8.5% other notes, payable in installments to 2026	2,077	3,001	14,593

	2,077	3,001	374,064
Less — Amounts payable within one year included in current liabilities	1,093	1,011	357

	$984	$1,990	$373,707

      Future annual principal payments of long-term debt are as follows:

Continuing
Fiscal Year	Operations

2003	$1,093
2004	984
2005 and beyond	—

$2,077

      Upon completion of the spin-off on November 30, 2001, approximately $371.6 million of long-term debt was assumed by Acuity, leaving approximately $2.8 million outstanding for the Company. Additionally, at November 30, 2001, Acuity assumed $156.5 million of outstanding borrowing on the credit facility and $102.8 million in short-term secured borrowings. The following provides a discussion of financing facilities segregated between continuing and discontinued operations.

Continuing Operations

      In October 2001, NSI negotiated a $40.0 million, three-year committed credit facility with a single major US bank that became effective at the time of the spin-off. The facility contains financial covenants including a leverage ratio, a ratio of income available for fixed charges to fixed charges, and a minimum net worth. Interest rates under the facility are based on the LIBOR rate or other rates, at the Company’s option. The Company pays an annual fee on the commitment based on the Company’s leverage ratio. At August 31, 2002, the Company was in compliance with the facility covenants, no amounts were outstanding and $38.7 million was available under the facility.

      Outstanding borrowings at August 31, 2002 included approximately $2.1 million in notes payable at 8.5 percent.

      Outstanding borrowings at August 31, 2001 included approximately $3,001 in notes payable at 8.5 percent and $1,999 in uncommitted credit facility borrowings at a weighted-average interest rate of 4.95 percent.

NATIONAL SERVICE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discontinued Operations

      In May 2001, NSI entered into a three-year agreement (the “Receivables Facility”) to borrow, on an ongoing basis, up to $150,000 secured by undivided interests in a defined pool of trade accounts receivable of the lighting equipment and chemical segments. At August 31, 2001, net trade accounts receivable pledged as security for the borrowings under the Receivables Facility totaled $227,754. Outstanding borrowings under the Receivables Facility at August 31, 2001 were $105,100. Interest rates under the Receivables Facility vary with commercial paper rates plus an applicable margin and the interest rate was 3.90 percent at August 31, 2001. Effective at the time of the spin-off, Acuity assumed all of NSI’s borrowings and other obligations under the Receivables Facility.

      In July 1999, NSI entered into a $250,000, 364-day committed credit facility, which was renewed in June 2001 and expired in June 2002. The credit facility permitted certain subsidiaries of NSI to borrow under such facility, and NSI guaranteed these borrowings. Interest rates under the credit facility were based on the LIBOR rate or other rates, at NSI’s option. NSI paid an annual fee on the commitments based on NSI’s credit rating for unsecured long-term public debt. Outstanding borrowings under the facility at August 31, 2001 were $105,000 at an interest rate of 4.1 percent. This facility was discontinued at the time of the spin-off.

      NSI’s commercial paper program was discontinued in July 2001. Amounts outstanding under the commercial paper program were replaced by borrowings under the committed credit facility.

      In October 2001, NSI, on behalf of Acuity, negotiated a $240,000, 364-day committed credit facility with six domestic and international banks that became effective and replaced the Company’s $250,000 credit facility at the time of the spin-off. The facility includes an option for additional lenders to enter the agreement to provide up to a total of $300,000 of commitments. The facility contains financial covenants including a leverage ratio of total indebtedness to EBITDA and an interest coverage ratio. Interest rates under the facility are based on the LIBOR rate or other rates, at Acuity’s option. Acuity will pay an annual fee on the commitment based on Acuity’s credit rating for unsecured long-term public debt. The principal lighting equipment subsidiary and the principal chemicals subsidiary of Acuity are guarantors of the facility. At the date of the spin-off, Acuity assumed full responsibility for this credit facility.

      At August 31, 2001, NSI had complimentary uncommitted lines of credit totaling $111,169 for general operating purposes, of which $16,779 was designated as multi-currency. Outstanding borrowings under the uncommitted credit facilities at August 31, 2001 were $24,666, at a weighted-average interest rate of 4.95 percent. At August 31, 2001, $74,390 in letters of credit was outstanding, primarily under the domestic uncommitted line of credit.

      In January 1999, NSI issued $160,000 in ten-year publicly traded notes bearing a coupon rate of 6.0 percent. In August 2000, NSI issued $200,000 in ten-year publicly traded notes bearing a coupon rate of 8.375 percent. These notes were assumed by Acuity in connection with the spin-off. The fair values of the $160,000 and $200,000 notes, based on quoted market prices, were approximately $152,016 and $219,380, respectively, at August 31, 2001. Excluding the $160,000 and $200,000 notes, long-term debt recorded in the accompanying balance sheets approximates fair value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

Note 5:     Common Stock and Related Matters

Shares Authorized

      In January 1999, the stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the Company’s authorized shares of common stock from 80,000,000 to

NATIONAL SERVICE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

120,000,000. The additional shares will be available for potential acquisitions, stock dividends and splits, and other purposes determined by the Board of Directors to be in the best interests of the Corporation.

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

Preferred Stock

      The Company has 1,000,000 shares of preferred stock authorized, 500,000 of which have been reserved for issuance under the shareholder rights plan. No shares of preferred stock had been issued at August 31, 2002 and 2001.

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

NATIONAL SERVICE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per Share

      The following table represents a reconciliation of basic and diluted earnings per share at August 31:

	2002	2001	2000

Basic weighted average shares outstanding (thousands)	10,324	10,267	10,177
Add: Shares of common stock assumed issued upon exercise of dilutive stock options (thousands)	—	—	5

Diluted weighted average shares outstanding (thousands)	10,324	10,267	10,182

(Loss) income from continuing operations	$(6,935)	$(15,291)	$17,073
(Loss) income from discontinued operations, net of tax	(7,535)	42,304	82,797
Cumulative effect of a change in accounting principle, net of tax	(17,602)	—	—

Net (loss) income	$(32,072)	$27,013	$99,870

Basic earnings per share:
(Loss) income from continuing operations	$(0.67)	$(1.49)	$1.68
(Loss) income from discontinued operations, net of tax	(0.73)	4.12	8.13
Cumulative effect of a change in accounting principle, net of tax	(1.71)	—	—

Net (loss) income	$(3.11)	$2.63	$9.81

Diluted earnings per share:
(Loss) income from continuing operations	$(0.67)	$(1.49)	$1.68
(Loss) income from discontinued operations, net of tax	(0.73)	4.12	8.13
Cumulative effect of a change in accounting principle, net of tax	(1.71)	—	—

Net (loss) income	$(3.11)	$2.63	$9.81

      Stock options to purchase approximately 1,194,000, 736,000 and 706,000 shares of common stock 2002, 2001 and 2000, respectively, and unvested restricted shares of 621,134 and 11,980 for 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

Stock-Based Compensation

      In 1990, stockholders approved the National Service Industries, Inc. Long-Term Incentive Program (“LTIP”) for the benefit of officers and other key employees. In 1997, stockholders approved the National Service Industries, Inc. Long-Term Achievement Incentive Plan (“LTAIP”) for the benefit of officers and other key employees. At August 31, 2001, there were 437,500 and 1,437,500 treasury shares reserved for issuance under the LTIP and LTAIP, respectively. As a result of conversion adjustments made in connection with the spin-off of Acuity, at August 31, 2002, treasury shares reserved for the plans were approximately 2,575,000.

      Aspiration Achievement Incentive Awards were granted annually beginning in September 1996 under the Long-Term Achievement Incentive Plan. Shares may be earned and issued to participants based on a level of achievement of performance over three-year performance cycles. Amounts (credited) charged to compensation expense of continuing operations for 2001 and 2000 were approximately ($328) and $500,

NATIONAL SERVICE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. During fiscal 2002, 2001 and 2000, 11,747, 45,781 and 44,008 shares were issued under the award for the performance cycles ended August 31, 2001, 2000 and 1999, respectively. In addition, during fiscal 2001 certain participants elected to receive at-the-money options in lieu of cash or share awards. As a result, $1,855 previously accrued was reclassified to paid in capital. During 2002, as part of a new employment agreement with one participant, 30,578 options received in lieu of aspiration award payments were cancelled in exchange for a cash payment of $989. This amount was charged to compensation expense.

      Generally, the stock options granted under both long-term incentive programs become exercisable in four equal annual installments beginning one year from the date of the grant.

      In January 1993, stockholders approved the National Service Industries, Inc. 1992 Nonemployee Directors’ Stock Option Plan (the “1992 Plan”). In January 2002, stockholders approved the National Service Industries, Inc. 2001 Nonemployee Directors’ Stock Option Plan, which replaced the 1992 Plan. The stock options granted under the plan become exercisable one year from the date of the grant. There were 75,000 treasury shares reserved for issuance under the plan. During fiscal 2002, 2001 and 2000, 5,146, 3,750, and 4,125 options were granted, respectively, under these plans.

      Under all stock option plans, the options expire ten years from the date of the grant and have an exercise price equal to the fair market value of the Company’s stock on the date of the grant. At August 31, shares available for grant as options under all plans were 860,586 in 2002, 584,036 in 2001, and 879,288 in 2000.

      As a result of the spin-off of Acuity, the number of options outstanding and their exercise prices were adjusted in 2002 pursuant to a formula, which was based on the trading prices of NSI shares and Acuity shares at the time of the spin-off. The adjustment increased the number of options outstanding in 2002 by 267,764. Stock option transactions for the stock option plans and stock option agreements during the years ended August 31, 2002, 2001 and 2000 were as follows:

	Outstanding		Exercisable

		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at August 31, 1999	566,396	$139.12	277,521	$125.20
Granted	286,150	110.04
Exercised	(7,338)	109.76
Cancelled	(6,883)	128.56

Outstanding at August 31, 2000	838,325	$129.60	438,003	$129.12

Granted	468,541	77.52
Exercised	(486)	79.00
Cancelled	(173,283)	125.04

Outstanding at August 31, 2001	1,133,097	$84.68	547,136	$124.60

Adjustment due to spin-off of Acuity	267,764
Granted	92,146	$8.20
Exercised	—	—
Cancelled	(255,612)	14.32

Outstanding at August 31, 2002	1,237,395	$16.51	721,239	$19.34

NATIONAL SERVICE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Outstanding		Exercisable

		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price

Range of option exercise prices:
$7.82 — $11.00 (average life — 9.4 years)	83,000	$7.82	—	$—
$11.01 — $15.00 (average life — 7.6 years)	397,014	$11.52	123,849	$12.08
$15.01 — $20.00 (average life — 6.2 years)	316,063	$16.36	195,752	$16.48
$20.01 — $26.00 (average life — 5.0 years)	441,318	$22.75	401,638	$22.98

Employee Stock Purchase Plan

      In 1998, stockholders approved the National Service Industries, Inc. Employee Stock Purchase Plan for the benefit of eligible employees. Under the plan, employees may purchase, through payroll deduction, the Company’s common stock at a 15 percent discount. Shares are purchased quarterly at 85 percent of the lower of the fair market value of the Company’s common stock on the first business day of the quarterly plan period or on the last business day of the quarterly plan period. There were 375,000 treasury shares reserved for purchase under the plan, of which 224,910 shares remain available for purchase at August 31, 2002.

Pro Forma Information

      During fiscal 1997, the Company adopted the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the stock option and employee stock purchase plans. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards and at the purchase date of stock in fiscal years 2002, 2001 and 2000, consistent with the provisions of SFAS 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	2002	2001	2000

Pro Forma Information:
Net income	$(32,699)	$21,452	$94,166
Basic earnings per share	$(3.17)	$2.09	$9.25
Diluted earnings per share	$(3.17)	$2.09	$9.25

      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted during the years ended August 31, 2002, 2001 and 2000 were $3.55, $5.25 and $9.18, respectively.

      The following weighted average assumptions were used to estimate fair value:

	2002	2001	2000

Dividend yield	2.0%	3.5%	2.6%
Expected volatility	38.6%	26.6%	24.4%
Risk-free interest rate	5.61%	5.8%	6.9%
Expected life of options	10 years	10 years	10 years
Turnover rate	5.0%	5.0%	5.0%

NATIONAL SERVICE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

      In January 2002, the Company awarded 627,880 shares of restricted stock to officers, other key employees and members of the Board of Directors under the National Service Industries, Inc. Long-Term Achievement Incentive Plan. The shares vest ratably in four equal annual installments beginning one year from the date of the grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment, unless certain retirement criteria are met.

      The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period. Unearned compensation on the January 2002 grant of restricted stock of $4,910 was initially recorded based on the market value of the shares on the date of grant and is generally being amortized over four years. The unamortized balance of unearned compensation on restricted stock is included as a separate component of stockholders’ equity.

      In October 2000, the Company awarded 434,371 shares of restricted stock to officers and other key employees under the National Service Industries, Inc. Long-Term Achievement Incentive Plan. The shares are granted in 20 percent increments when the Company’s stock price equals or exceeds certain stock price targets ranging from $13.09 to $19.92 for thirty consecutive calendar days. The shares vest ratably in four equal annual installments beginning one year from the date of grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. If the stock price targets are not reached on or before the fifth anniversary of the award date, the corresponding shares are not granted. Additionally, granted but unvested shares are forfeited upon termination of employment, unless certain retirement criteria are met.

      The fair value of the restricted shares on the date of grant is amortized ratably over the vesting period. In January 2001, the first stock price target was achieved and 12,815 restricted shares were granted. Unearned compensation of $1,195 on restricted stock was recorded in fiscal 2001 based on the market value of the shares on the date of grant and is generally being amortized over four years. The unamortized balance of unearned compensation on restricted stock is included as a separate component of stockholders’ equity.

      Compensation expense of $896 and $315 was recognized for the restricted stock in 2002 and 2001, respectively.

Note 6:     Commitments and Contingencies

Self-Insurance

      It is the Company’s policy to self insure for certain insurable risks consisting primarily of physical loss to property, business interruptions resulting from such loss, and workers’ compensation, comprehensive general, and auto liability. Insurance coverage is obtained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Based on an independent actuary’s estimate of the aggregate liability for claims incurred, a provision for claims under the self-insured program is recorded and revised annually.

NATIONAL SERVICE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The activity in the self-insurance liability for each of the years ended August 31 was as follows:

	2002	2001	2000

Accrual, beginning of period	$15,596	$21,934	$24,005
Expense	9,433	10,944	5,216
Payments	(9,986)	(17,282)	(7,287)

Accrual, end of period	$15,043	$15,596	$21,934

Leases

      The Company leases certain of its buildings and equipment under noncancelable lease agreements. Minimum lease payments under noncancelable leases related to continuing operations for years subsequent to August 31, 2002, are as follows: 2003 — $2,199; 2004 — $2,005; 2005 — $1,897; 2006 — $1,828; 2007 — $1,605; after 2007 — $4,546.

      Total rent expense was $3,217 in 2002, $5,582 in 2001 and $4,524 in 2000.

Litigation

      The Company is subject to various legal claims arising in the normal course of business out of the conduct of its current and prior businesses, including product liability claims. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the Company’s financial condition or results of operations beyond its current estimates. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the Company’s results of operations in a particular future period. The Company accrues for legal claims when payments associated with the claims become probable and can be reasonably estimated for financial statement purposes. While management believes that its accruals are appropriate based on information currently available, the actual costs of resolving pending and future legal claims against the Company may differ substantially from the amounts accrued.

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

      Prior to February 1, 2001, the Center for Claims Resolution (the “CCR”) handled the processing and settlement of claims on behalf of the Company and retained local counsel for the defense of claims. Pursuant to a written agreement among CCR members, the Company was responsible for varying percentages of defense and liability payments on a claim-by-claim basis for each claim in which it was named in accordance with predetermined sharing formulae. Substantially all of the Company’s portion of those payments was paid directly by the Company’s insurers. Since February 1, 2001, the Company has retained trial counsel directly, rather than through the CCR, to defend asbestos-related claims against the

NATIONAL SERVICE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company and has engaged another outside consultant to provide claims processing and administration services for asbestos-related claims. The Company is more vigorously defending asbestos-related claims and will seek to dismiss without any settlement payment claims arising in jurisdictions or involving worksites where the Company did not distribute or install asbestos-containing products.

      During the past two years, certain former members of the CCR have failed to make payments to the CCR, by reason of bankruptcy or otherwise, for their shares of certain settlement agreements the CCR had reached on behalf of its members with plaintiffs. Consequently, with respect to some settlement agreements, the CCR has been unable to make the full payments contemplated by those agreements. In some circumstances, the Company and other members and former members of the CCR have contributed additional funds to the CCR to permit it to make certain payments contemplated by the settlement agreements, though the Company does not believe it is liable for such additional funds. As of August 31, 2002, the Company has contributed approximately $5.8 million to the CCR for this purpose, and it may make further such payments in the future. Some plaintiffs who are parties to settlement agreements with the CCR that contemplate payments that the CCR has been unable to make have commenced litigation against the CCR, the Company, and other members and former members to recover amounts due under these settlement agreements. The Company believes that it should not be liable for settlement payments attributable to other members or former members of the CCR, and the Company has joined a joint defense group with other CCR members to defend these claims.

      The Company believes that any amount it pays, including the $5.8 million it has already contributed to the CCR, on account of payments contemplated by settlement agreements entered into by the CCR on behalf of its members, should be covered either by the Company’s insurance or by surety bonds and collateral provided by those former members who failed to meet their obligations. There can be no assurance, however, that the Company can actually recover any of these amounts. Accordingly, no insurance or other recovery with respect to these amounts has been recorded as an asset in the Company’s financial statements.

      The amount of the Company’s liability on account of payments contemplated by settlement agreements entered into by the CCR is uncertain. The Company has included in its accruals its estimate of the Company’s potential liability in this respect, but the Company’s ultimate liability for these matters could be greater than estimated if more CCR members or former members fail to meet their obligations or if the courts determine that the Company could be liable for settlement payments that were attributable to other CCR members.

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

NATIONAL SERVICE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The claims activity for each of the years ended August 31 was as follows:

	2002	2001

Open claims, beginning of period	35,000	21,000
Served	24,300	30,000
Dismissed	(20,700)	(200)
Settled	(3,300)	(15,800)

	35,300	35,000
Settled in principle after February 1, 2001 but not finalized	(10,900)	(1,000)

Open claims pending, end of period	24,400	34,000

Average resolution indemnity cost per claim for the year ended August 31, 2002*	$530	$1,035

*	Average resolution indemnity cost is based on indemnity costs for claims dismissed and settled of 24,000 and 16,000 for the years ended August 31, 2002 and 2001, respectively. Subsequent to August 31, 2002, a significant number of claims reflected as pending as of August 31, 2002 were settled in principle for an average indemnity cost substantially higher than the average indemnity cost presented in the above table. If these claims were included in the average resolution indemnity cost per claim for the year ended August 31, 2002, the cost would increase from $530 to $2,960 per claim. These settlements have been taken into account in establishing the Company’s accruals for asbestos liabilities and related insurance receivable as of August 31, 2002.

      As of August 31, 2002 and 2001, there were approximately 8,800 and 12,000 additional claims, respectively, that were, as part of CCR settlements, settled in principle prior to February 1, 2001 but not finalized.

      As of August 31, 2002 and August 31, 2001, an estimated accrual of $208.1 million and $113.4 million, respectively, for asbestos-related liabilities, before consideration of insurance recoveries, has been reflected in the accompanying financial statements, primarily in long-term liabilities. At August 31, 2001, the amount of the accrual was based on the following: the Company’s estimate of indemnity payments and defense costs associated with pending and future asbestos-related claims; settlements agreed to but not paid; the Company’s expected payment on account of settlement obligations of defaulting CCR members; interest on settlement payments that are subject to ongoing dispute resolution with certain insurance providers; and other legal fees and expenses. During 2002, as part of its ongoing estimating process, consultation with outside experts, the nature of pending claims, the jurisdiction in which claims have been filed, and in light of its gained experience in administration of its defense strategy and recent settlement activity, the Company reviewed its asbestos claims liabilities and adjusted the balances in these accounts from its prior three year outlook to an estimate of the total probable liabilities from pending and expected future asbestos claims over an approximate fifty year period, which takes into consideration the life expectancy of individuals potentially exposed. The Company believes that a reasonable estimate of its expected future claims for approximately fifty years could require an increase in its liabilities ranging from approximately $94 million to $139 million. Additionally, the Company believes it has insurance coverage available to recover most of its asbestos-related costs; however, out-of-pocket costs associated with the range of liabilities could be from $17 million to $31 million, representing the costs that would be paid by the Company due primarily to the insolvency of certain foreign insurance carriers. Management does not believe that any amount in the range is more accurate than any other. Therefore, as of August 31, 2002, the Company increased its liabilities for asbestos related costs by approximately $94 million, the low end of the range and recorded an additional insurance recovery amount of $77 million. The Company’s estimates of indemnity payments and defense costs associated with pending and future asbestos claims are based on

NATIONAL SERVICE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s estimate of the number of future asbestos-related claims and the type of disease, if any, alleged or expected to be alleged in such claims, assumptions regarding the timing and amounts of settlement payments, the status of ongoing litigation and settlement initiatives, and the advice of outside counsel with respect to the current state of the law related to asbestos claims. The ultimate liability for all pending and future claims cannot be determined with certainty due to the difficulty of forecasting the numerous variables that can affect the amount of liability. There are inherent uncertainties involved in estimating these amounts, and the Company’s actual costs in future periods could differ materially from the Company’s estimates due to changes in facts and circumstances after the date of each estimate.

      The Company believes that it has insurance coverage available to recover most of its asbestos-related costs. With the exception of the Company’s payments on account of settlement obligations of defaulting CCR members as discussed above, the Company has reached settlement agreements with substantially all of its relevant insurers providing for payment of substantially all asbestos-related claims (subject to retentions) up to the various policy limits. The timing and amount of future recoveries from insurance carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any remaining disputes regarding coverage under such policies. In the event the Company’s insurers dispute amounts billed to them or pay on an untimely basis, the Company takes all practicable steps to secure payment, including alternative dispute resolution procedures and litigation to resolve the issues. The Company has initiated alternative dispute resolution proceedings with two insurers to resolve outstanding insurance policy interpretation issues, and, with respect to one of the insurers, to secure payment of past due amounts and to ensure that the insurer’s future obligations will be met in a timely fashion. The Company believes its recorded receivables, which includes both billed amounts and estimates of future recoveries, from insurance carriers are collectible. The Company reached this conclusion after considering various factors including its prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, settlement agreements with insurers, the apparent viability of its insurers, the advice of outside counsel with respect to the applicable insurance coverage law relating to terms and conditions of those policies, and a general assessment by the Company and its advisors of the financial condition of the relevant insurers. Accordingly, an estimated aggregate insurance recovery of $182.9 million and $95.2 million has been reflected in the accompanying financial statements as of August 31, 2002 and 2001, respectively, with respect to previously paid claims, pending and future claims and the other items included in the accrual of asbestos-related liabilities. Approximately $42.0 million and $28.6 million of the aggregate insurance recovery and $41.3 million and $30.5 million of the asbestos-related accrual have been classified as current assets and liabilities in the accompanying balance sheet as of August 31, 2002 and 2001, respectively. Approximately $8.5 million of insurance recovery is under alternative dispute resolution proceedings at August 31, 2002.

      Management continues to monitor claims activity, the status of lawsuits (including settlement initiatives), legislative developments, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from the Company’s underlying assumptions. As additional information becomes available, the Company will reassess its liability and revise its estimates as appropriate. Management currently believes that, based on the factors discussed in the preceding paragraphs and taking into account the accruals reflected as of August 31, 2002, the resolution of asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on the Company’s long-term consolidated financial position or results of operations. However, as the Company’s estimates are periodically re-evaluated, additional accruals to the liabilities reflected in the Company’s financial statements may be necessary, and such accruals could be material to the results of the period in which they are recorded. Given the number and complexity of factors that affect the Company’s liability and its available insurance, the actual liability and insurance recovery may differ substantially from the Company’s estimates. No assurance can be given that the Company will not be subject to significant additional

NATIONAL SERVICE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asbestos litigation and material additional liabilities. If actual liabilities significantly exceed the Company’s estimates or if expected insurance recoveries become unavailable, due to additional insolvencies among the Company’s primary or excess insurance carriers, disputes with carriers or otherwise, the Company’s results of operations, liquidity and financial condition could be materially adversely affected.

      The Company has been sued in four putative class actions and a case brought “on behalf of the general public” in California relating to the collection by National Linen Service of energy surcharges, environmental charges and, in two of the cases, sales taxes. The first case was filed in the Circuit Court of Barbour County, Alabama in May 2001 and was removed to the United States District Court for the Middle District of Alabama. The federal court denied the plaintiff’s motion to remand the case to state court. The second case was filed in the Court of Common Pleas, Fifteenth Judicial Circuit, County of Horry, South Carolina in October 2001. That case was removed to the United States District Court for South Carolina, Florence Division. The South Carolina federal court also denied plaintiff’s motion to remand. The third case was filed in Superior Court, Napa County, California in May 2002. This case alleges that National Linen Service and numerous other linen and uniform suppliers have violated Sections 17200 and 17500 of the California Business and Professions Code. The fourth case was filed in the United States District Court in the Southern District of Illinois in June 2002. This case alleges that National Linen Service and numerous other linen and uniform suppliers and the Textile Rental Service Association violated federal antitrust laws and state statutes in setting and charging the fees described above. As of October 21, 2002, no substantive discovery had occurred in any case. Based on information currently available, it is the opinion of management that the claims in these cases are without merit and that the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

Environmental Matters

      The Company’s operations are subject to comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances and solid and hazardous wastes and to the remediation of contaminated sites. Permits and environmental controls are required for certain of the Company’s operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. The Company believes that it is in substantial compliance with all material environmental laws, regulations, and permits. On an ongoing basis, the Company incurs capital and operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years, and the cost of responding to future changes may be substantial.

      The Company’s environmental accruals, which are included in current liabilities, totaled $5,777 and $7,291 at August 31, 2002 and 2001, respectively. The actual cost of environmental issues may be lower or higher than that accrued due to the difficulty in estimating such costs and potential changes in the status of government regulations.

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

NATIONAL SERVICE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      During the second quarter of fiscal 2001, management performed a review of the other environmental liabilities recorded in connection with the textile rental segment’s 1997 uniform plants divestiture. Based on the advice of the Company’s environmental experts, the Company decreased its estimates for certain environmental exposures and, as a result, reduced the related liability and recorded a gain of approximately $2,000. The gain is included in “Gain on sale of business” in the accompanying consolidated statements of income.

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

      The Company filed a notice of appeal to the Second Circuit Court of Appeals on March 1, 2002. As a result of a technical error made by the District Court in the language of the final judgment, the judgment was remanded to the Eastern District of New York to be corrected. This correction was made, and the final judgment was re-entered on September 17, 2002, in the amount of $12,499. A second notice of appeal was filed on October 10, 2002.

NATIONAL SERVICE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In its appeal, the Company asserted that the trial court erred in declaring that the Company is a successor to Serv-All, in finding that the State’s claims were not barred by the statute of limitations, and in holding that the Company is jointly and severally liable for response costs. Even if the Company were unsuccessful in its appeal to the Second Circuit Court of Appeals, the Company would have a right to seek recovery of response costs from the many other parties whose wastes were disposed of at the Blydenburgh Landfill. In fact, the Company has initiated the process of seeking recovery in a related case filed by the State of New York against Hickey’s Carting Co. (“Hickey’s”) in the Eastern District of New York (the “Hickey’s Case”).

      In the Hickey’s Case, the State of New York sued Hickey’s, the company Serv-All retained to transport its waste, for past and future response costs in connection with the release or potential release of hazardous substances at and from the Blydenburgh Landfill in Islip, New York. On September 3, 2002, Hickey’s then sued the Company, along with several other parties, for contribution to any judgment ultimately awarded against Hickey’s.

      The Company has all of the same defenses in the Hickey’s Case as in the case brought against the Company by the State of New York. The Company believes that it is not a successor to Serv-All and therefore has no liability with respect to the Blydenburgh Landfill (either to the State of New York or to Hickey’s) and has responded to the lawsuit accordingly. The Company has also counterclaimed against Hickey’s and cross-claimed against the other named parties, seeking contribution toward the judgment entered in the case brought against the Company by the State of New York.

      If the Company prevails in the Second Circuit with its argument that it is not a successor to Serv-All, the Company will then file a motion to dismiss it from the Hickey’s Case. Even if the Company does not prevail, any liability to the State of New York will be reduced by the contributions the Company will receive from the many other parties, including Hickey’s, whose wastes were disposed of at the Blydenburgh Landfill, and the Company will have no additional liability to Hickey’s or any other party in the Hickey’s Case.

      The Company also believes it is entitled to indemnification for all costs associated with the Blydenburgh Landfill by the parent (“Initial Parent”) of Initial Services Investments, Inc., which the Company acquired in 1992 and which had previously purchased and sold certain assets of Serv-All. On May 22, 2002, the Company filed a lawsuit against Initial Parent, seeking to enforce an indemnification provided by Initial Parent to the Company. The lawsuit seeks full indemnification by Initial Parent for all costs and expenses of litigating the Blydenburgh Landfill action, as well as a declaration that Initial Parent is obligated to indemnify the Company for any judgment which ultimately is assessed against the Company. On July 15, 2002, Initial Parent filed a motion to dismiss the lawsuit, followed by a motion for summary judgment on July 25, 2002. The Company has filed briefs in opposition to these motions.

      At this point, it is too early to quantify the Company’s potential exposure, the likelihood of an adverse result, or the outcome of the Company’s indemnification claim, and thus, no accrual has been recorded related to any of the above-described matters relating to the Blydenburgh Landfill.

Note 7:     Restructuring Expense, Asset Impairments, and Other Charges

      During the first quarter of fiscal 2002, the Company closed two facilities in the textile rental segment and recorded a related charge of $5,820. The charge included severance costs of $11 for four employees, all of whom were terminated prior to the end of the first quarter, and $1,396 in exit expenses to close and consolidate facilities. Exit expenses primarily include costs of lease terminations and costs to dispose of facilities. Additionally, as a further result of the closure of the two textile rental facilities, the Company recognized long-lived asset impairments totaling $4,413. Textile rental assets to be disposed of were reduced to state them at their estimated fair value less costs to sell. Assets to be disposed of primarily

NATIONAL SERVICE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to equipment located in the facilities included in the restructuring program noted above. After the charge, the remaining net book value of these assets was immaterial. Estimated fair market values were established based on an analysis of expected future cash flows. During the remainder of fiscal 2002, the severance and exit accruals were adjusted as necessary based upon further review and analysis by management. The net change was a reduction of $159 to the severance accrual and an increase of $43 to the exit cost accrual.

      During fiscal 2002, the Company recorded an additional $16,931 charge representing an increase in the Company’s estimated net exposure after insurance recoveries to expected future asbestos claims. See Note 6: Commitments and Contingencies where this matter is discussed in further detail. Also in 2002, the Company recognized a $1,268 charge for the impairment of certain intangible customer lists at the textile rental segment. These charges were offset somewhat by a reduction of restructuring and other charges of $1,210 due primarily to lower than originally estimated costs to prepare a facility closed in a prior year for sale.

      During fiscal 2001, management conducted reviews of its continuing operations as part of management’s strategic initiative to examine under-performing operations and to position the Company for an economic slowdown. As a result of these reviews, the Company approved a significant restructuring program and recorded a related charge of $5,014 during the fourth quarter of fiscal 2001. The accrual included severance costs of $3,087 for 367 employees of the textile rental and envelope segments, all of whom were terminated prior to the end of the fiscal year, $1,582 in exit expenses to close and consolidate facilities in the envelope segment, and $345 in losses related to the sale of two textile rental businesses. As of August 31, 2001, approximately $118 of the severance accrual had been paid to employees. Exit expenses primarily include costs of lease terminations, costs to dispose of facilities, and union-related costs associated with closing facilities.

      Additionally, as a further result of the fiscal 2001 reviews, the Company recognized long-lived asset impairments totaling $1,602. Textile rental and envelope assets to be disposed of were reduced to state them at their estimated fair value less costs to sell. Assets to be disposed of primarily related to equipment located in the facilities included in the restructuring program noted above. After the charge, the remaining net book value of these assets was immaterial. Estimated fair market values were established based on independent appraisals or an analysis of expected future cash flows.

      Unrelated to the restructuring activities discussed above, in fiscal 2001 the envelope segment also recorded a charge of $3,341 related to certain costs associated with the implementation of an enterprise-wide software package after management decided to materially alter the operating methodology of the system. This change in methodology required an extensive reconfiguration of the base software and all the processes associated with the operating system.

      Also in fiscal 2001, the Company recorded a $16,116 charge related to the estimate of potential liabilities in excess of insurance recoveries in asbestos related matters. See Note 6: Commitments and Contingencies for further discussion.

NATIONAL SERVICE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The items discussed in this section are all included in “Restructuring expense, asset impairments, and other charges (income)” in the “Consolidated Statements of Income.” The major components of the fiscal 2002, 2001 and 2000 restructuring charges and related activity are as follows:

	Accrual,	Cash	Expense	Accrual,
	Beginning of Period	Payments	(Gain)	End of Period

2002
Severance costs	$2,969	$(2,294)	$(148)	$527
Exit costs	1,582	(2,464)	1,439	557
2001
Severance costs	—	(118)	3,087	2,969
Exit costs	—	—	1,582	1,582
2000
Severance costs	163	(163)	—	—
Exit costs	464	(464)	—	—

Note 8:     Acquisitions and Divestitures

      The Company accounts for its acquisitions as purchases. Accordingly, for each of the following acquisitions, the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values.

      Acquisition spending in fiscal 2002 totaled $3,696 and related to the textile rental segment’s purchase of several linen operations. These acquisitions resulted in identifiable intangibles of $2,472, which are being amortized over periods ranging from 3 to 7 years and primarily include customer lists and restrictive covenants.

      In fiscal 2002 the envelope segment sold its Lyon Folder unit, resulting in proceeds of approximately $1,062 and a pre-tax gain of approximately $75. Also during fiscal 2002, the Company performed a review of various liabilities recorded in conjunction with previously divested businesses. Based on this review, the Company decreased its estimate for certain liabilities at the textile rental segment and recorded a gain of approximately $977. These gains are included in “Gain on sale of businesses” in the accompanying “Consolidated Statements of Income.”

      Acquisition spending in fiscal 2001 totaled $5,596 and related primarily to the textile rental segment’s purchase of several plants in Florida. These acquisitions resulted in goodwill of $352, which was written off upon the adoption of SFAS 142. Identifiable intangibles of $1,676 are being amortized over periods ranging from 3 to 7 years and primarily include customer lists and restrictive covenants.

      Divestitures in fiscal 2001 primarily related to the sale of a textile rental plant located in Arkansas resulting in proceeds of approximately $2,286 and a pre-tax gain of $290. In addition, the textile rental segment restructured its operations in the fourth quarter of fiscal 2001. As part of this restructuring plan, the Company sold two textile rental businesses in August 2001 resulting in proceeds of $2,602 and a net pre-tax loss of $345 which is included in “Restructuring expense, asset impairments, and other charges (income)” in the accompanying “Consolidated Statements of Income.”

      During fiscal 2001, management performed a review of the environmental liabilities recorded in connection with the textile rental segment’s 1997 uniform plants divestiture. Based on the advice of the Company’s environmental experts, the Company decreased its estimates for certain environmental exposures and, as a result, reduced the related liability and recorded a gain of approximately $2,069. The

NATIONAL SERVICE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gain is included in “Gain on sale of businesses” in the accompanying “Consolidated Statements of Income.”

      Acquisition spending in fiscal 2000 of $10,130 related to several small acquisitions in the textile rental segment. These acquisitions resulted in goodwill of $2,554, which was written off upon the adoption of SFAS 142. Identifiable intangibles of $5,539 are being amortized over periods ranging from 3 to 7 years and primarily include customer lists and non-compete agreements.

      The combined preliminary purchase price allocations related to the Company’s acquisitions during the last three years was as follows:

	2002	2001	2000

	Textile Rental	Textile Rental	Textile Rental
	Segment	Segment	Segment

Current assets	$1,224	$911	$1,759
Property, plant and equipment	—	2,938	847
Intangibles	2,472	1,676	5,539
Goodwill	—	352	2,554
Liabilities	—	(281)	(569)

	$3,696	$5,596	$10,130

Note 9:     Income Taxes

      The Company accounts for income taxes using the liability approach as prescribed by SFAS 109, “Accounting for Income Taxes.” This approach requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax liabilities and assets are determined based on the differences between the financial reporting and the tax basis of an asset or liability.

      The provision (benefit) for income taxes from continuing operations consists of the following components:

	2002	2001	2000

Provision for current Federal taxes	$654	$2,884	$8,743
Provision for current state taxes	163	222	427
(Benefit) provision for deferred taxes	(4,891)	(12,086)	1,654

Total (benefit) provision for income taxes	$(4,074)	$(8,980)	$10,824

      A reconciliation from the Federal statutory rate to the total provision for income taxes from continuing operations is as follows:

	2002	2001	2000

Federal income tax computed at statutory rate	$(3,743)	$(8,495)	$9,762
State income tax, net of Federal income tax benefit	(331)	(471)	689
Other, net	—	(14)	373

Total (benefit) provision for income taxes	$(4,074)	$(8,980)	$10,824

NATIONAL SERVICE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Components of the net deferred income tax liability at August 31, 2002 and 2001 include:

	2002	2001

Deferred tax liabilities:
Depreciation	$20,422	$18,960
Amortization of linens	18,031	23,264
Pension	11,745	11,412
Intangibles	1,824	622
Other	933	5,993

Total deferred tax liabilities	52,955	60,251

Deferred tax assets:
Self-insurance	(7,058)	(9,752)
Deferred compensation	(2,042)	(2,382)
Bonuses	(75)	(1,340)
Restructuring and asset impairments	(24,244)	(21,535)
Asset disposition accruals	(109)	(111)
Other assets	(2,763)	(1,838)

Total deferred tax assets	(36,291)	(36,958)

Net deferred tax liability	$16,664	$23,293

Note 10:     Quarterly Financial Data (Unaudited)

      In accordance with the Temporary Final Rule relating to “Requirements for Arthur Andersen LLP Auditing Clients” dated March 18, 2002, the unaudited financial statements contained in the Form 10-Q for the quarterly period ended May 31, 2002 had not been reviewed at the time of filing by an independent accountant in accordance with Rule 10-01(d). As disclosed in a Form 8-K filed May 21, 2002, NSI elected not to retain the services of Arthur Andersen LLP. Subsequent to the filing of the Form 10-Q, a review of the Company’s financial statements as of and for the three and nine months ended May 31, 2002 was completed by its independent accountants. There were no changes to the Form 10-Q financial statements as a result of the review.

					Cumulative
			Income		Effect of a
	Sales and		(Loss) from	Discontinued	Change in	Net
	Service	Gross	Continuing	Operations,	Accounting	Income
	Revenues	Profit	Operations(1)	Net of Tax	Principle	(Loss)

2002
1st Quarter	$134,389	$44,609	$(3,648)	$(7,535)	$(17,602)	$(28,785)
2nd Quarter	132,038	43,628	(41)	—	—	(41)
3rd Quarter	136,079	46,961	6,791	—	—	6,791
4th Quarter	129,924	41,413	(10,037)	—	—	(10,037)
2001
1st Quarter	$140,687	$48,218	$2,354	$14,183	—	$16,537
2nd Quarter	135,142	44,918	2,090	13,735	—	15,825
3rd Quarter	144,329	51,330	4,902	7,669	—	12,571
4th Quarter	143,124	42,795	(24,637)	6,717	—	(17,920)

NATIONAL SERVICE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Income (loss) from continuing operations included:

•	1st quarter of fiscal 2002: restructuring expense, asset impairments and other charges of $5,820.

•	2nd quarter of fiscal 2002: gains on sales of businesses of $379; restructuring expense, asset impairments and other charges of $(381).

•	3rd quarter of fiscal 2002: gain on sale of corporate headquarters building of $7,966.

•	4th quarter of fiscal 2002: gains on sales of businesses of $673; restructuring expense, asset impairments and other charges of $17,254.

•	2nd quarter of fiscal 2001: gains on sales of businesses of $2,359.

•	4th quarter of fiscal 2001: restructuring expense, asset impairments and other charges of $26,073.

	Basic Earnings Per Share				Diluted Earnings Per Share

			Cumulative				Cumulative
	Income		Effect of a		Income		Effect of a
	(Loss) from	Discontinued	Change in	Net	(Loss) from	Discontinued	Change in	Net
	Continuing	Operations,	Accounting	Income	Continuing	Operations,	Accounting	Income
	Operations	Net of Tax	Principle	(Loss)	Operations	Net of Tax	Principle	(Loss)

2002
1st Quarter	$(.35)	$(.73)	$(1.71)	$(2.79)	$(.35)	$(.73)	$(1.71)	$(2.79)
2nd Quarter	—	—	—	—	—	—	—	—
3rd Quarter	.66	—	—	.66	.65	—	—	.65
4th Quarter	(.97)	—	—	(.97)	(.97)	—	—	(.97)
2001
1st Quarter	$.23	$1.39	$—	$1.62	$.23	$1.39	$—	$1.62
2nd Quarter	.20	1.34	—	1.54	.20	1.33	—	1.53
3rd Quarter	.48	.74	—	1.22	.47	.74	—	1.21
4th Quarter	(2.39)	.65	—	(1.74)	(2.39)	.65	—	(1.74)

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

NATIONAL SERVICE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11:     Business Segment Information

      The following table summarizes the Company’s business segment information from continuing operations:

		Earnings in			Investment			Capital
	Sales and	Equity			in Equity			Expenditures
	Service	Method	Operating		Method	Depreciation	Amortization	and
	Revenues	Investment	Profit (Loss)	Total Assets	Investees	Expense	Expense	Acquisitions

2002
Textile Rental(1)	$319,669	$1,075	$2,996	$207,886	$904	$14,964	$1,853	$15,688
Envelope(2)	212,761	—	3,004	99,391	—	8,118	—	4,998

	532,430	1,075	6,000	307,277	904	23,082	1,853	20,686
Corporate(3)	—	—	(16,624)	211,821	—	680	—	188
Interest Expense	—	—	(385)	—	—	—	—	—

	$532,430	$1,075	$(11,009)	$519,098	$904	$23,762	$1,853	$20,874

2001
Textile Rental(1)	$334,820	$949	$12,553	$231,422	$518	$14,655	$1,828	$22,559
Envelope(2)	228,462	—	(13,145)	141,945	—	8,652	979	5,476

	563,282	949	(592)	373,367	518	23,307	2,807	28,035
Corporate(3)	—	—	(21,909)	124,731	—	1,519	—	614
Interest Expense	—	—	(1,770)	—	—	—	—	—

	$563,282	$949	$(24,271)	$498,098	$518	$24,826	$2,807	$28,649

2000
Textile Rental(1)	$321,522	$696	$28,208	$222,957	$696	$14,154	$1,432	$30,795
Envelope(2)	225,190	—	5,096	151,003	—	6,892	979	22,890

	546,712	696	33,304	373,960	696	21,046	2,411	53,685
Corporate	—	—	(3,829)	24,944	—	1,770	—	1,930
Interest Expense	—	—	(1,578)	—	—	—	—	—

	$546,712	$696	$27,897	$398,904	$696	$22,816	$2,411	$55,615

(1)	Textile rental segment operating profits included the following:

•	Gains resulting from the sale of businesses of $977, $2,359 and $170 in 2002, 2001 and 2000, respectively.

•	Restructuring expense, asset impairments and other charges of $5,762 and $1,667 in 2002 and 2001, respectively.

(2)	Envelope segment operating profits included the following:

•	Gains resulting from the sale of businesses of $75 and $186 in 2002 and 2000, respectively.

•	Restructuring expense, asset impairments and other charges of $8,290 in 2001.

(3)	Corporate expense for 2002 included a gain on sale of the Company’s headquarters building of $7,966, offset by a $16,931 charge related to the Company’s estimated net exposure after insurance recoveries to expected future asbestos claims. Corporate expense for 2001 included a charge of $16,116 related to an increased allocated share of asbestos-related settlements previously reached by the Center for Claims Resolution on behalf of its members for which insurance coverage is uncertain. See Note 6: Commitments and Contingencies for further discussion of the Company’s asbestos liability.

NATIONAL SERVICE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12:     Sale of Corporate Headquarters

      On May 23, 2002 the Company completed the cash sale of the property where NSI’s corporate headquarters is located for $22.5 million. The sale transaction resulted in a gain of $7,966 and a deferred gain of $3,376. In conjunction with the sale, the Company entered into an agreement to lease up to five floors, or approximately 79,000 square feet, of the 155,000 square foot building for up to 42 months. The deferred gain will be amortized as a reduction to lease expense over the term of the lease. Lease expense before amortization of the deferred gain is approximately $145 per month.

Note 13:     Related Party Transactions

      A non-employee director of the Company owns a controlling interest in an insurance brokerage and employee benefits consulting company. In fiscal 2002, NSI paid this company approximately $2.3 million in services and consulting fees in the ordinary course of business. Additionally, during 2002 NSI had transactions of approximately $2.4 million with another company where another non-employee director serves as an officer. The Company believes the terms of these transactions were comparable to those that would be available from unaffiliated parties.

      The Company also has transactions in the ordinary course of business with unaffiliated corporations and institutions, which certain other non-employee directors of the Company serve as officers or directors. The Corporation does not consider the amounts involved in such services and transactions to be material in relation to its business and believes that such amounts are not material in relation to the business of these organizations or individuals.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Effective May 16, 2002, the Company appointed PricewaterhouseCoopers LLP as its independent auditors for the fiscal year ended August 31, 2002 to replace the firm of Arthur Andersen LLP. Further information is contained in the Company’s Form 8-K filed with the Commission on May 21, 2002 and is incorporated herein by reference.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this item, with respect to directors, is included under the caption “Information Concerning Nominees” of the Company’s proxy statement for the annual meeting of stockholders to be held December 19, 2002, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

      The information required by this item, with respect to beneficial ownership reporting, is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s proxy statement for the annual meeting of stockholders to be held December 19, 2002, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Executive Officers of the Registrant

      Executive officers of the Company are elected at the annual organizational meeting of the Board of Directors.

Name and Age of each Executive Officer	Business Experience of Executive Officers During the Five Years
and Positions Held with the Company	Ended August 31, 2002 and Term in Office

Brock A. Hattox, age 54 Chairman, Chief Executive Officer and President	Mr. Hattox was elected Chairman, Chief Executive Officer and President effective December 2001. Previously, he served as Executive Vice President and Chief Financial Officer of the Company from September 1996 through November 2001. Prior to joining NSI, Mr. Hattox served McDermott International, Inc. as Chief Financial Officer from 1991 to 1996.

Richard LeBer, age 44 Executive Vice President and President of National Linen Service	Mr. LeBer serves as Executive Vice President of the Company and President of National Linen Service (NLS). He joined NLS in 1996 as Vice President of Business Development and was named President in January 2000. From 1994 to 1996, Mr. LeBer was President and CEO of Equibase Co., a privately-held information services company. He previously served as a consultant with McKinsey & Company in Atlanta.

J. Randolph Zook, age 57 Executive Vice President and President of Atlantic Envelope Company	Mr. Zook serves as Executive Vice President of the Company and as President of Atlantic Envelope Company (AECO). He began his career with AECO in 1970 as a sales representative and served as Sales Manager, General Manager, Director of the ATENCO Filing Systems product line, and Vice President before becoming President in 1989.

Name and Age of each Executive Officer	Business Experience of Executive Officers During the Five Years
and Positions Held with the Company	Ended August 31, 2002 and Term in Office

Carol Ellis Morgan, age 48, Senior Vice President, General Counsel and Secretary	Ms. Morgan serves as Senior Vice President, General Counsel and Secretary. After joining the Company in 1981 as Assistant Counsel, Ms. Morgan was elected to an officer position in 1985, became Associate Counsel in 1996 , was elected Vice President in 1997, and served as Vice President and Deputy General Counsel from May 2000 through November 2001.

Chester J. (Chet) Popkowski, age 51, Senior Vice President, Chief Financial Officer, and Treasurer	Mr. Popkowski serves as Senior Vice President, Chief Financial Officer and Treasurer. He previously served as Vice President and Treasurer from December 1995 through November 2001. Prior to joining the Company, Mr. Popkowski was employed by Honeywell for 19 years in various managerial financial positions, including Director of Finance and Administration and Assistant Treasurer.

Item 11.     Executive Compensation

      The information required by this item is included under the captions “Compensation of Directors,” “Other Information Concerning the Board and its Committees,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises and Fiscal Year-End Option Values,” “Long-Term Incentive Plans — Awards in Last Fiscal Year,” “Employment Contracts, Severance Arrangements, and Other Agreements,” and “Pension and Supplemental Retirement Benefits” of the Company’s proxy statement for the annual meeting of stockholders to be held December 19, 2002, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is included under the caption “Beneficial Ownership of NSI Common Stock” of the Company’s proxy statement for the annual meeting of stockholders to be held December 19, 2002, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is included under the caption “Certain Relationships and Transactions” of the Company’s proxy statement for the annual meeting of stockholders to be held December 19, 2002, filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14.     Controls and Procedures

      Within 90 days of the filings of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2002. No significant changes in the Company’s internal controls or in other factors have occurred that could significantly affect controls subsequent to August 31, 2002.

      Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s periodic filings with the Commission is (i) recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      Internal controls are part of the Company’s disclosure controls and procedures and, in accordance with Exchange Act rules, are designed to provide reasonable assurances that (i) transactions are executed in accordance with management’s general or specific authorization, (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with accounting principles generally accepted in the United States and to maintain accountability for assets, (iii) access to assets is permitted only in accordance with management’s general or specific authorization, and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as a part of this report:

(1)	Report of Independent Public Accountants

Consolidated Balance Sheets — August 31, 2002 and 2001

Consolidated Statements of Income for the years ended August 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended August 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended August 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Report of Independent Accountants on Financial Statement Schedule

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

NATIONAL SERVICE INDUSTRIES, INC.

EXHIBIT LIST

EXHIBIT 3	(a) Restated Certificate of Incorporation	Reference is made to Exhibit 3 (a) of registrant’s Form 10-K for the fiscal year ended August 31, 2001, which is incorporated herein by reference.
	(b) By-Laws as Amended and Restated October 16, 2001	Reference is made to Exhibit 3 (b) of registrant’s Form 10-K for the fiscal year ended August 31, 2001, which is incorporated herein by reference.
EXHIBIT 4
	(a) Amended and Restated Rights Agreement dated as of December 17, 1997 between National Service Industries, Inc. and Wachovia Bank, N.A. (replacing Wachovia Bank, N.A. with First Chicago Trust Company)	Reference is made to Exhibit 4.1 of registrant’s Form 8-A/A as filed with the Commission on December 17, 1997, which is incorporated herein by reference.

	(b) First Amendment dated as of April 30, 1998 between National Service Industries, Inc. and First Chicago Trust Company of New York, to the Amended and Restated Rights Agreement, dated as of December 17, 1997 between National Service Industries, Inc. and Wachovia Bank, N.A.	Reference is made to Exhibit 1 of registrant’s Form 8-A/A-3 as filed with the Commission on June 22, 1998, which is incorporated herein by reference.

	(c) Second Amendment dated as of January 6, 1999 between National Service Industries, Inc. and First Chicago Trust Company of New York, to the Amended and Restated Rights Agreement, dated as of December 17, 1997 between National Service Industries, Inc. and First Chicago Trust Company of New York, as Rights Agent, as amended.	Reference is made to Exhibit 1 of registrant’s Form 8-A/A-4 as filed with the Commission on January 12, 1999, which is incorporated herein by reference.

EXHIBIT 10(i)A	(1) US$250,000,000 Credit Agreement, dated as of July 15, 1999, among National Service Industries, Inc., Wachovia Bank, N.A., The First National Bank of Chicago, Banc One Capital Markets, Inc., Wachovia Securities, Inc., Commerzbank AG, New York Branch, ABN Amro, N.V., and the other banks listed therein.	Reference is made to Exhibit (b)(8) of Amendment No. 2 to registrant’s Schedule 14D-1 as filed with the Commission on July 20, 1999, which is incorporated herein by reference.
	(2) First Amendment to US$250,000,000 Credit Agreement, dated as of July 14, 2000, among National Service Industries, Inc., Certain Listed Banks, Bank One, NA, as Syndication Agent and Wachovia Bank, NA, as Administrative Agent.	Reference is made to Exhibit 10(i)A(2) of registrant’s Form 10-K for the fiscal year ended August 31, 2001, which is incorporated herein by reference.
	(3) Second Amendment to US$250,000,000 Credit Agreement, dated as of April 18, 2001 among National Service Industries, Inc., NSI Leasing, Inc., and NSI Enterprises,	Reference is made to Exhibit 10(i)A(3) of registrant’s Form 10-K for the fiscal year ended August 31, 2001, which is incorporated herein by reference.

NATIONAL SERVICE INDUSTRIES, INC.

EXHIBIT LIST

Inc., Certain Listed Banks, Wachovia Bank, N.A. as Administrative Agent, Bank One, NA, as Syndication Agent, and Commerzbank Aktiengesellschaft, New York Branch, and ABN Amro, N.V., as Co-agents.
(4)	Third Amendment to US$250,000,000 Credit Agreement, dated as of June 27, 2001, among National Service Industries, Inc., Certain of its Subsidiaries, Certain Listed Banks, Bank One, NA, as Administrative Agent, Wachovia Bank, N.A., as Syndication Agent, and SunTrust Bank, as Documentation Agent.	Reference is made to Exhibit 10(i)A(1) of registrant’s Form 10-Q for the quarter ended May 31, 2001, which is incorporated herein by reference.
(5)	Receivables Sale Agreement between NSI Enterprises, Inc., as seller, and National Service Industries, Inc., as purchaser, dated as of May 2, 2001.	Reference is made to Exhibit 10(i)A(2) of registrant’s Form 10-Q for the quarter ended May 31, 2001, which is incorporated herein by reference.
(6)	Receivables Sale and Contribution Agreement between National Service Industries, Inc., as seller, and NSI Funding, Inc., as buyer, dated as of May 2, 2001.	Reference is made to Exhibit 10(i)A(3) of registrant’s Form 10-Q for the quarter ended May 31, 2001, which is incorporated herein by reference.
(7)	Credit and Security Agreement, dated as of May 2, 2001, among NSI Funding, Inc., National Service Industries, Inc., Blue Ridge Asset Funding Corporation, Certain Liquidity Banks, and Wachovia Bank, N.A., as Agent.	Reference is made to Exhibit 10(i)A(4) of registrant’s Form 10-Q for the quarter ended May 31, 2001, which is incorporated herein by reference.
(8)	Amendment No. 1, dated May 24, 2001, to the Credit and Security Agreement between NSI Funding, Inc., National Service Industries, Inc., Blue Ridge Asset Funding Corporation, and Wachovia Bank, N.A., as Agent.	Reference is made to Exhibit 10(i)A(5) of registrant’s Form 10-Q for the quarter ended May 31, 2001, which is incorporated herein by reference.
(9)	Performance Undertaking, dated as of May 2, 2001, between National Service Industries, Inc. and NSI Funding, Inc.	Reference is made to Exhibit 10(i)A(6) of registrant’s Form 10-Q for the quarter ended May 31, 2001, which is incorporated herein by reference.
(10)	$40,000,000 Credit Agreement dated as of October 31, 2001 among National Service Industries, Inc. and Wachovia Bank, N.A., as Administrative Agent and Letter of Credit Issuer.	Reference is made to Exhibit 10(i)A(10) of registrant’s Form 10-K for the fiscal year ended August 31, 2001, which is incorporated herein by reference.

NATIONAL SERVICE INDUSTRIES, INC.

EXHIBIT LIST

	(11)	Omnibus Amendment, dated as of August 31, 2001, between National Service Industries, Inc., NSI Enterprises, Inc., L&C Spinco, Inc., The Zep Group, Inc., L&C Lighting Group, Inc., L&C Funding, Inc., Blue Ridge Asset Funding Corporation, and Wachovia Bank, N.A.	Reference is made to Exhibit 10(i)A(11) of registrant’s Form 10-K for the fiscal year ended August 31, 2001, which is incorporated herein by reference.
	(12)	Tax Disaffiliation Agreement, dated as of November 30, 2001, by and between National Service Industries, Inc. and Acuity Brands, Inc.	Reference is made to Exhibit 10.1 of the registrant’s Form 8-K as filed with the Commission December 14, 2001, which is incorporated herein by reference.
	(13)	Transition Services Agreement, dated as of November 30, 2001, by and between National Service Industries, Inc. and Acuity Brands, Inc.	Reference is made to Exhibit 10.2 of the registrant’s Form 8-K as filed with the Commission December 14, 2001, which is incorporated herein by reference.
	(14)	Agreement and Plan of Distribution by and between National Service Industries, Inc. and Acuity Brands, Inc., dated as of November 30, 2001.	Reference is made to Exhibit 10.3 of the registrant’s Form 8-K as filed with the Commission December 14, 2001, which is incorporated herein by reference.
	(15)	Employee Benefits Agreement, by and between National Service Industries, Inc. and Acuity Brands, Inc., dated as of November 30, 2001.	Reference is made to Exhibit 10.4 of the registrant’s Form 8-K as filed with the Commission December 14, 2001, which is incorporated herein by reference.
	(16)	Lease Agreement, dated as of November 30, 2001 by and between National Service Industries, Inc. and Acuity Brands, Inc.	Reference is made to Exhibit 10.5 of the registrant’s Form 8-K as filed with the Commission December 14, 2001, which is incorporated herein by reference.
	(17)	Put Option Agreement, dated as of November 30, 2001 by and between National Service Industries, Inc. and Acuity Brands, Inc.	Reference is made to Exhibit 10.6 of the registrant’s Form 8-K as filed with the Commission December 14, 2001, which is incorporated herein by reference.
	(18)	First Supplemental Indenture, dated as of October 23, 2001, to Indenture dated January 26, 1999, between National Service Industries, Inc., L&C Spinco, Inc., L&C Lighting Group, Inc., The Zep Group, Inc. and SunTrust Bank.	Reference is made to Exhibit 10.7 of the registrant’s Form 8-K as filed with the Commission December 14, 2001, which is incorporated herein by reference.

EXHIBIT 10(iii)A	Management Contracts and Compensatory Arrangements:
	(1)	Restricted Stock Award Agreement Effective Beginning October 24, 2000	Reference is made to Exhibit 10(iii)A(4) of registrant’s

NATIONAL SERVICE INDUSTRIES, INC.

EXHIBIT LIST

	between National Service Industries, Inc. and:	Form 10-Q for the quarter ended November 30, 2000, which is incorporated herein by reference.
(a) James S. Balloun (b) Brock A. Hattox (c) James H. Heagle (d) Kenneth W. Honeycutt (e) Richard W. LeBer (f) John K. Morgan (g) Kenyon W. Murphy (h) Joseph G. Parham, Jr. (i) J. Randolph Zook
(2)	Amended and Restated Executives’ Deferred Compensation Plan, Effective as of October 4, 2000	Reference is made to Exhibit 10(iii)A(1) of registrant’s Form 10-K for the fiscal year ended August 31, 2000, which is incorporated herein by reference.
(3)	Amendment No. 1 to the National Service Industries, Inc. Executives’ Deferred Compensation Plan (as Amended and Restated October 4, 2000) Dated December 21, 2000	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q for the quarter ended February 28, 2001, which is incorporated herein by reference.
(4)	(a) Restated and Amended Supplemental Retirement Plan for Executives of National Service Industries, Inc.	Filed with the Securities and Exchange Commission as part of this Form 10-K.
	(b) Amendment to Restated and Amended Supplemental Retirement Plan for Executives of National Service Industries, Inc.	Filed with the Securities and Exchange Commission as part of this Form 10-K.
	(c) Amendment No. 2 to Restated and Amended Supplemental Retirement Plan for Executives of National Service Industries, Inc., Dated August 31, 1996	Filed with the Securities and Exchange Commission as part of this Form 10-K.
	(d) Amendment No. 3 to Restated and Amended Supplemental Retirement Plan for Executives of National Service Industries, Inc., Dated September 18, 1996	Reference is made to Exhibit 10(iii)A(1)(a) of registrant’s Form 10-Q for the quarter ended May 31, 2000, which is incorporated herein by reference.
	(e) Amendment No. 4 to Restated and Amended Supplemental Retirement Plan for Executives of National Service Industries, Inc., Dated December 1, 1996	Reference is made to Exhibit 10(iii)A(1)(b) of registrant’s Form 10-Q for the quarter ended May 31, 2000, which is incorporated herein by reference.
	(f) Appendix B to Restated and Amended Supplemental Retirement Plan for Executives of National	Reference is made to Exhibit 10(iii)A(e) of registrant’s Form 10-Q for the quarter ended

NATIONAL SERVICE INDUSTRIES, INC.

EXHIBIT LIST

	Service Industries, Inc., Effective February 1, 1996	February 29, 1996, which is incorporated herein by reference.
	(g) Appendix C to Restated and Amended Supplemental Retirement Plan for Executives of National Service Industries, Inc., Effective May 31, 1996	Reference is made to Exhibit 10(iii)A(d) of registrant’s Form 10-Q for the quarter ended May 31, 1996, which is incorporated herein by reference.
	(h) Appendix D to Restated and Amended Supplemental Retirement Plan for Executives of National Service Industries, Inc., Effective October 18, 1996	Reference is made to Exhibit 10(iii)A(1)(c) of registrant’s Form 10-Q for the quarter ended May 31, 2000, which is incorporated herein by reference.
	(i) Appendix E to Restated and Amended Supplemental Retirement Plan for Executives of National Service Industries, Inc. effective September 18, 1996 and as amended and restated June 29, 2001.	Reference is made to Exhibit 10(iii)A(4)(i) of registrant’s Form 10-K for the fiscal year ended August 31, 2001, which is incorporated herein by reference.
	(j) Appendix F to Restated and Amended Supplemental Retirement Plan for Executives of National Service Industries, Inc. effective June 1, 1999.	Reference is made to Exhibit 10(iii)A(g) of registrant’s Form 10-K for the fiscal year ended August 31, 1999, which is incorporated herein by reference.
	(k) Appendix G to Restated and Amended Supplemental Retirement Plan for Executives of National Service Industries, Inc., Effective May 15, 2000.	Reference is made to Exhibit 10(iii)A(1)(d) of registrant’s Form 10-Q for the quarter ended May 31, 2000, which is incorporated herein by reference.
	(l) Appendix H to Restated and Amended Supplemental Retirement Plan for Executives of National Service Industries, Inc., Effective May 1, 2000.	Reference is made to Exhibit 10(iii)A(4)(l) of registrant’s Form 10-K for the fiscal year ended August 31, 2001, which is incorporated herein by reference.
(5)	The National Service Industries, Inc. Senior Management Benefit Plan (Restated), Dated August 15, 1985 and amended effective as of September 21, 1989, September 16, 1994, and August 31, 1996.	Filed with the Securities and Exchange Commission as part of this Form 10-K.
(7)	Severance Protection Agreements between National Service Industries, Inc. and Brock A. Hattox	Reference is made to Exhibit 10(iii)A(34) of registrant’s Form 10-K for the fiscal year ended August 31, 1999, which is incorporated herein by reference.
(9)	Bonus Letter Agreements between National Service Industries, Inc. and Brock A. Hattox	Reference is made to Exhibit 10(iii)A(35) of registrant’s Form 10-K for the fiscal year ended

NATIONAL SERVICE INDUSTRIES, INC.

EXHIBIT LIST

August 31, 1999, which is incorporated herein by reference.
(10)	(a) Long-Term Incentive Program, Dated September 20, 1989	Filed with the Securities and Exchange Commission as part of this Form 10-K.
	(b) Amendment No. 1 to Long-Term Incentive Program, Dated September 21, 1994	Reference is made to Exhibit 10(iii)A(h)(ii) of registrant’s Form 10-K for the fiscal year ended August 31, 1994, which is incorporated herein by reference.
(11)	National Service Industries, Inc. Long-Term Achievement Incentive Plan as Amended and Restated, Effective as of January 5, 2000	Reference is made to Exhibit A of registrant’s Schedule 14A as filed with the Commission on November 22, 1999, which is incorporated herein by reference.
(13)	Incentive Stock Option Agreements Effective Beginning September 16, 1992	Reference is made to Exhibit 10(iii)A(13) of registrant’s Form 10-K for the fiscal year ended August 31, 2001, which is incorporated herein by reference.
(14)	Incentive Stock Option Agreements Effective Beginning September 15, 1993	Reference is made to Exhibit 10(iii)A(14) of registrant’s Form 10-K for the fiscal year ended August 31, 2001, which is incorporated herein by reference.
(15)	Incentive Stock Option Agreements Effective Beginning September 21, 1994	Reference is made to Exhibit 10(iii)A(15) of registrant’s Form 10-K for the fiscal year ended August 31, 2001, which is incorporated herein by reference.
(17)	Incentive Stock Option Agreements Effective Beginning September 20, 1995	Reference is made to Exhibit 10(iii)A(17) of registrant’s Form 10-K for the fiscal year ended August 31, 2001, which is incorporated herein by reference.
(19)	Incentive Stock Option Agreement between National Service Industries, Inc. and Brock A. Hattox	Reference is made to Exhibit 10(iii)A(1) of registrant’s Form 10-K for the fiscal year ended August 31, 1989, which is incorporated herein by reference.
(20)	Amendment to Incentive Stock Option Agreement between National Service Industries, Inc. and Brock A. Hattox	Reference is made to Exhibit 10(iii)A(20) of registrant’s Form 10-K for the fiscal year ended August 31, 2001, which is incorporated herein by reference.
(21)	(a) Incentive Stock Option Agreements for Executive Officers and Business Unit Presidents	Reference is made to Exhibit 10(iii)A(5) of registrant’s Form 10-Q for the quarter ended

NATIONAL SERVICE INDUSTRIES, INC.

EXHIBIT LIST

	Effective Beginning September 17, 1996	November 30, 1996, which is incorporated herein by reference.
(22)	Incentive Stock Option Agreements Effective Beginning September 17, 1996	Reference is made to Exhibit 10(iii)A(22) of registrant’s Form 10-K for the fiscal year ended August 31, 2001, which is incorporated herein by reference.
(23)	Incentive Stock Option Agreements for Executive Officers and Business Unit Presidents Effective Beginning September 23, 1997	Reference is made to Exhibit 10(iii)A(7) of registrant’s Form 10-Q for the quarter ended November 30, 1997, which is incorporated herein by reference.
(24)	Incentive Stock Option Agreements Effective Beginning September 23, 1997	Reference is made to Exhibit 10(iii)A(24) of registrant’s Form 10-K for the fiscal year ended August 31, 2001, which is incorporated herein by reference.
(25)	Incentive Stock Option Agreements for Executive Officers and Business Unit Presidents Effective Beginning September 22, 1998	Reference is made to Exhibit 10(iii)A(1) of registrant’s Form 10-Q for the quarter ended November 30, 1998, which is incorporated herein by reference.
(26)	Incentive Stock Option Agreements Effective Beginning September 22, 1998	Reference is made to Exhibit 10(iii)A(26) of registrant’s Form 10-K for the fiscal year ended August 31, 2001, which is incorporated herein by reference.
(27)	Incentive Stock Option Agreement for Executive Officers and Business Unit Presidents Effective Beginning January 5, 2000	Reference is made to Exhibit 10(iii)A(4) of registrant’s Form 10-Q for the quarter ended February 29, 2000, which is incorporated herein by reference.
(28)	Incentive Stock Option Agreements Effective Beginning January 5, 2000	Reference is made to Exhibit 10(iii)A(28) of registrant’s Form 10-K for the fiscal year ended August 31, 2001, which is incorporated herein by reference.
(31)	Incentive Stock Option Agreements for Executive Officers and Business Unit Presidents Effective Beginning October 24, 2000	Reference is made to Exhibit 10(iii)A(1) of registrant’s Form 10-Q for the quarter ended November 30, 2000, which is incorporated herein by reference.
(32)	Nonqualified Stock Option Agreement for Corporate Officers between National Service Industries, Inc. and Brock A. Hattox	Reference is made to Exhibit 10(iii)A(j) of registrant’s Form 10-K for the fiscal year ended August 31, 1992, which is incorporated herein by reference.
(33)	Nonqualified Stock Option	Reference is made to

NATIONAL SERVICE INDUSTRIES, INC.

EXHIBIT LIST

	Agreements Effective Beginning September 20, 1995	Exhibit 10(iii)A(33) of registrant’s Form 10-K for the fiscal year ended August 31, 2001, which is incorporated herein by reference.
(35)	Nonqualified Stock Option Agreements for Executive Officers and Business Unit Presidents Effective Beginning September 17, 1996	Filed with the Securities and Exchange Commission as part of this Form 10-K.
(36)	Amendment to Stock Option Agreement for Executive Officers Effective Beginning September 17, 1996 between National Service Industries, Inc. and Brock A. Hattox	Reference is made to Exhibit 10(iii)A(36) of registrant’s Form 10-K for the fiscal year ended August 31, 2001, which is incorporated herein by reference.
(38)	Nonqualified Stock Option Agreements For Executive Officers and Business Unit Presidents Effective Beginning September 23, 1997	Filed with the Securities and Exchange Commission as part of this Form 10-K.
(39)	Nonqualified Stock Option Agreements Effective Beginning September 23, 1997	Reference is made to Exhibit 10(iii)A(39) of registrant’s Form 10-K for the fiscal year ended August 31, 2001, which is incorporated herein by reference.
(40)	Nonqualified Stock Option Agreements for Executive Officers Effective Beginning September 22, 1998	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q for the quarter ended November 30, 1998, which is incorporated herein by reference.
(41)	Nonqualified Stock Option Agreements Effective Beginning September 22, 1998	Reference is made to Exhibit 10(iii)A(41) of registrant’s Form 10-K for the fiscal year ended August 31, 2001, which is incorporated herein by reference.
(42)	Nonqualified Stock Option Agreements (Surrendered Aspiration Award)	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q for the quarter ended February 29, 2000, which is incorporated herein by reference.
(43)	Amendment to Stock Option Agreement (Surrendered Aspiration Award) between National Service Industries, Inc. and Brock A. Hattox	Reference is made to Exhibit 10(iii)A(43) of registrant’s Form 10-K for the fiscal year ended August 31, 2001, which is incorporated herein by reference.
(44)	Nonqualified Stock Option Agreements for Executive Officers and Business Unit Presidents Effective Beginning January 5, 2000	Reference is made to Exhibit 10(iii)A(5) of registrant’s Form 10-Q for the quarter ended February 29, 2000, which is incorporated herein by reference.

NATIONAL SERVICE INDUSTRIES, INC.

EXHIBIT LIST

(45)	Nonqualified Stock Option Agreements Effective Beginning January 5, 2000	Reference is made to Exhibit 10(iii)A(45) of registrant’s Form 10-K for the fiscal year ended August 31, 2001, which is incorporated herein by reference.
(46)	Nonqualified Stock Option Agreements for Executive Officers Effective Beginning October 4, 2000	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q for the quarter ended November 30, 2000, which is incorporated herein by reference.
(47)	Nonqualified Stock Option Agreements for Executive Officers and Business Unit Presidents Effective Beginning October 24, 2000	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q for the quarter ended November 30, 2000, which is incorporated herein by reference.
(48)	(a) Benefits Protection Trust Agreement Dated July 5, 1990, between National Service Industries, Inc. and Wachovia Bank and Trust Company	Filed with the Securities and Exchange Commission as part of this Form 10-K.
	(b) Amendment to Benefits Protection Trust Agreement between National Service Industries, Inc. and Wachovia Bank and Trust Company and Adoption, Dated August 31, 1996	Filed with the Securities and Exchange Commission as part of this Form 10-K.
	(c) Amendment No. 2 to Benefits Protection Trust Agreement between National Service Industries, Inc. and Wachovia Bank and Trust Company, Dated September 23, 1997	Filed with the Securities and Exchange Commission as part of this Form 10-K.
	(d) Amended Schedule 1 of Benefits Protection Trust Agreement between National Service Industries, Inc. and Wachovia Bank and Trust Company, Dated September 23, 1997	Reference is made to Exhibit 10(iii)A(4) of registrant’s Form 10-Q for the quarter ended November 30, 1997, which is incorporated herein by reference.
	(e) Amendment No. 3 to Benefits Protection Trust Agreement between National Service Industries, Inc. and Wachovia Bank, N.A. (formerly Wachovia Bank and Trust Company), Dated January 6, 1999.	Reference is made to Exhibit 10(iii)A(4) of registrant’s Form 10-Q for the quarter ended November 30, 1998, which is incorporated herein by reference.
(49)	(a) Executive Benefits Trust Agreement Dated July 5, 1990, between National Service Industries, Inc. and Wachovia Bank and Trust Company	Filed with the Securities and Exchange Commission as part of this Form 10-K.
	(b) Amendment to Executive Benefits Trust Agreement between National Service Industries, Inc. and Wachovia	Filed with the Securities and Exchange Commission as part of this Form 10-K.

NATIONAL SERVICE INDUSTRIES, INC.

EXHIBIT LIST

Bank and Trust Company and Adoption, Dated August 31, 1996
	(c) Amended Schedule 1 of Executive Benefits Trust Agreement between National Service Industries, Inc. and Wachovia Bank, N.A. (formerly Wachovia Bank and Trust Company), Dated September 23, 1997	Reference is made to Exhibit 10(iii)A(5) of registrant’s Form 10-Q for the quarter ended November 30, 1997, which is incorporated herein by reference.
	(d) Amendment No. 2 to Executive Benefits Trust Agreement between National Service Industries, Inc. and Wachovia Bank, N.A. (formerly Wachovia Bank and Trust Company), Dated January 6, 1999.	Reference is made to Exhibit 10(iii)A(5) of registrant’s Form 10-Q for the quarter ended November 30, 1998, which is incorporated herein by reference.
(50)	(a) National Service Industries, Inc. 1992 Nonemployee Directors’ Stock Option Plan, Effective September 16, 1992	Filed with the Securities and Exchange Commission as part of this Form 10-K.
	(b) First Amendment to the National Service Industries, Inc. 1992 Nonemployee Directors’ Stock Option Plan, Dated March 24, 1998	Reference is made to Exhibit 10(iii)A(13)(b) of registrant’s Form 10-K for the fiscal year ended August 31, 1998, which is incorporated herein by reference.
	(c) Second Amendment to the National Service Industries, Inc. 1992 Nonemployee Directors’ Stock Option Plan, Dated January 5, 2000	Reference is made to Exhibit 10(iii)A(1) of registrant’s Form 10-Q for the quarter ended November 30, 1999, which is incorporated herein by reference.
(51)	Nonemployee Directors’ Stock Option Agreement between National Service Industries, Inc. and Dr. Betty L. Siegel	Reference is made to Exhibit 10(iii)A(q) of registrant’s Form 10-K for the fiscal year ended August 31, 1994, which is incorporated herein by reference.
(56)	(a) National Service Industries, Inc. Nonemployee Director Deferred Stock Unit Plan, Effective June 1, 1996	Filed with the Securities and Exchange Commission as part of this Form 10-K.
	(b) Amendment No. 1 to National Service Industries, Inc. Nonemployee Director Deferred Stock Unit Plan, Effective December 1, 1997	Filed with the Securities and Exchange Commission as part of this Form 10-K.
	(c) Amendment No. 2 to National Service Industries, Inc. Nonemployee Director Deferred Stock Unit Plan, Effective December 31, 1997	Filed with the Securities and Exchange Commission as part of this Form 10-K.
(61)	Employment Letter Agreement between National Service Industries, Inc. and Brock A. Hattox Effective as of November 30, 2001	Reference is made to Exhibit 10(iii)A(61) of registrant’s Form 10-K for the fiscal year ended August 31, 2001, which is incorporated herein by reference.

NATIONAL SERVICE INDUSTRIES, INC.

EXHIBIT LIST

(62)	(a) Aspiration Achievement Incentive Award Agreements for the Performance Cycle beginning September 1, 1998	Reference is made to Exhibit 10(iii)A(62)(a) of registrant’s Form 10-K for the fiscal year ended August 31, 2001, which is incorporated herein by reference.
[refiled to disclose confidential information previously omitted and filed separately with the Securities and Exchange Commission]
	(b) Amendment of the Aspiration Achievement Incentive Award Agreements for the Performance Cycle Ending August 31, 2001	Reference is made to Exhibit 10(iii)A(62)(b) of registrant’s Form 10-K for the fiscal year ended August 31, 2001, which is incorporated herein by reference.
[refiled to disclose confidential information previously omitted and filed separately with the Securities and Exchange Commission]
(63)	Aspiration Achievement Incentive Award Agreements for the Performance Cycle beginning September 1, 1999	Reference is made to Exhibit 10(iii)A(40) of registrant’s Form 10-K for the fiscal year ended August 31, 1999, which is incorporated herein by reference.
[a confidential portion of which has been omitted and filed separately with the Securities and Exchange Commission]
(69)	National Service Industries, Inc. Management Compensation and Incentive Plan as Amended and Restated, Effective as of September 1, 1998.	Reference is made to Exhibit 10(iii)A(31) of registrant’s Form 10-K for the fiscal year ended August 31, 1998, which is incorporated herein by reference.
(70)	Severance Letter Agreements Dated as of October 5, 2001 Between National Service Industries, Inc. and	Reference is made to Exhibit 10(iii)A(70) of registrant’s Form 10-K for the fiscal year ended August 31, 2001, which is incorporated herein by reference.
(a) Richard W. LeBer (b) J. Randolph Zook
(73)	Amendment No. 4 to the National Services Industries, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10.9(a) of the registrant’s Form 8-K as filed with the Commission December 14, 2001, which is incorporated herein by reference.
(74)	Amendment No. 5 to the National Services Industries, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10.9(b) of the registrant’s Form 8-K as filed with the Commission December 14, 2001, which is incorporated herein by reference.

NATIONAL SERVICE INDUSTRIES, INC.

EXHIBIT LIST

(75)	Amendment No. 5 to the Supplemental Retirement Plan for Executives of National Services Industries, Inc.	Reference is made to Exhibit 10.10(a) of the registrant’s Form 8-K as filed with the Commission December 14, 2001, which is incorporated herein by reference.
(76)	Amendment No. 6 to the Supplemental Retirement Plan for Executives of National Services Industries, Inc.	Reference is made to Exhibit 10. 10(b) of the registrant’s Form 8-K as filed with the Commission December 14, 2001, which is incorporated herein by reference.
(77)	Amendment No. 2 to the National Services Industries, Inc. Executives’ Deferred Compensation Plan.	Reference is made to Exhibit 10.11(a) of the registrant’s Form 8-K as filed with the Commission December 14, 2001, which is incorporated herein by reference.
(78)	Amendment No. 3 to the National Services Industries, Inc. Executives’ Deferred Compensation Plan.	Reference is made to Exhibit 10.11(b) of the registrant’s Form 8-K as filed with the Commission December 14, 2001, which is incorporated herein by reference.
(79)	Amendment No. 3 to the National Services Industries, Inc. Nonemployee Deferred Stock Unit Plan.	Reference is made to Exhibit 10.12(a) of the registrant’s Form 8-K as filed with the Commission December 14, 2001, which is incorporated herein by reference.
(80)	Amendment No. 4 to the National Services Industries, Inc. Benefits Protection Trust.	Reference is made to Exhibit 10.13 of the registrant’s Form 8-K as filed with the Commission December 14, 2001, which is incorporated herein by reference.
(81)	Supplemental Retirement Plan for Eligible Employees of AECO Products Division of National Service Industries, Inc.	Reference is made to Exhibit 10.14(a) of the registrant’s Form 8-K as filed with the Commission December 14, 2001, which is incorporated herein by reference.
(82)	Amendment No. 1 to the Supplemental Retirement Plan for Eligible Employees of AECO Products Division of NSI.	Reference is made to Exhibit 10.14(b) of the registrant’s Form 8-K as filed with the Commission December 14, 2001, which is incorporated herein by reference.
(83)	Amendment No. 2 to the Supplemental Retirement Plan for Eligible Employees of AECO Products Division of NSI.	Reference is made to Exhibit 10.14(c) of the registrant’s Form 8-K as filed with the Commission December 14, 2001, which is incorporated herein by reference.
(84)	Amendment No. 3 to the Supplemental Retirement Plan for Eligible Employees of AECO Products	Reference is made to Exhibit 10.14(d) of the registrant’s Form 8-K as filed with the Commission December 14,

NATIONAL SERVICE INDUSTRIES, INC.

EXHIBIT LIST

	Division of NSI.	2001, which is incorporated herein by reference.
(85)	Form of Amendment No. 2 to Severance Protection Agreement (for Executives).	Reference is made to Exhibit 10.15 of the registrant’s Form 8-K as filed with the Commission December 14, 2001, which is incorporated herein by reference.
(86)	Form of Severance Protection Agreement for Key Management.	Reference is made to Exhibit 10.16(a) of the registrant’s Form 8-K as filed with the Commission December 14, 2001, which is incorporated herein by reference.
(87)	Form of Amendment No. 1 to Severance Protection Agreement for Key Management.	Reference is made to Exhibit 10.16(b) of the registrant’s Form 8-K as filed with the Commission December 14, 2001, which is incorporated herein by reference.
(89)	Restricted Stock Award Agreement under the National Service Industries, Inc. Long-Term Achievement Incentive Plan.	Reference is made to Exhibit 10(iii)A(1) of the registrant’s Form 10-Q for the quarter ended November 30, 2001, which is incorporated herein by reference.
(90)	Amendment No. 1 to the National Service Industries, Inc. Long-Term Achievement Incentive Plan (As amended and restated as of January 5, 2000) effective January 7, 2002.	Reference is made to Exhibit 10(iii)A(2) of the registrant’s Form 10-Q for the quarter ended November 30, 2001, which is incorporated herein by reference.
(91)	National Service Industries, Inc. 2001 Nonemployee Directors’ Stock Incentive Plan effective November 27, 2001.	Reference is made to Exhibit 10(iii)A(3) of the registrant’s Form 10-Q for the quarter ended November 30, 2001, which is incorporated herein by reference.
(92)	Stock Option Agreement for Nonemployee Directors between National Service Industries, Inc. and Betty L. Siegel.	Filed with the Securities and Exchange Commission as part of this Form 10-K.
(93)	Amendment No. 1 to Restricted Stock Award Agreement between National Services Industries, Inc. and Executives under the National Service Industries, Inc. Long-Term Achievement Incentive Plan.	Filed with the Securities and Exchange Commission as part of this Form 10-K.
(95)	Amendment No. 5 to National Service Industries, Inc. Executives’ Deferred Compensation Plan.	Filed with the Securities and Exchange Commission as part of this Form 10-K.
(96)	Amendment No. 6 to National	Filed with the Securities and

NATIONAL SERVICE INDUSTRIES, INC.

EXHIBIT LIST

		Service Industries, Inc. Senior Management Benefit Plan.	Exchange Commission as part of this Form 10-K.
	(97)	Amendment No. 1 to Employment Agreement between National Service Industries, Inc. and Brock A. Hattox.	Filed with the Securities and Exchange Commission as part of this Form 10-K.
	(98)	Form of Restricted Stock Award Agreement under the National Service Industries, Inc. 2001 Nonemployee Directors’ Stock Incentive Plan.	Filed with the Securities and Exchange Commission as part of this Form 10-K.
	(99)	Amendment No. 1 to the National Service Industries, Inc. 2001 Nonemployee Directors’ Stock Incentive Plan.	Filed with the Securities and Exchange Commission as part of this Form 10-K.
	(100)	Amendment No. 4 to the National Service Industries, Inc. Executives’ Deferred Compensation Plan.	Filed with the Securities and Exchange Commission as part of this Form 10-K.
	(101)	Form of Severance Protection Agreement between National Service Industries Inc. and	Filed with the Securities and Exchange Commission as part of this Form 10-K.
(a) Richard LeBer (b) Carol Morgan (c) Chester J. Popkowski (d) J. Randolph Zook
	(102)	Amendment No. 1 to Restricted Stock Award Agreement between National Service Industries, Inc. and Brock Hattox under the National Service Industries, Inc. Long-Term Achievement Incentive Plan.	Filed with the Securities and Exchange Commission as part of this Form 10-K.

EXHIBIT 12		Ratio of Earnings to Fixed Charges	Reference is made to Exhibit 12 of registrant’s Form 10-Q for the quarter ended May 31, 2000, which is incorporated herein by reference.

EXHIBIT 21		List of Subsidiaries	81

EXHIBIT 23.1		Consent of Independent Accountants	82

EXHIBIT 23.2		Notice Regarding Consent of Arthur Andersen LLP	83

EXHIBIT 99.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Securities and Exchange Commission as part of this Form 10-K.

EXHIBIT 99.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to	Filed with the Securities and Exchange Commission as part of this Form 10-K.

NATIONAL SERVICE INDUSTRIES, INC.

EXHIBIT LIST

Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 99.3	Certification of Principal Executive Officer under the Securities and Exchange Commission’s Section 21(a) Order.	Filed with the Securities and Exchange Commission as part of this Form 10-K. part of this Form 10-K.

EXHIBIT 99.4	Certification of Principal Financial Officer under the Securities and Exchange Commission’s Section 21(a) Order.	Filed with the Securities and Exchange Commission as part of this Form 10-K.

      (b) Current reports on Form 8-K None.

      (c) Exhibits 2, 9, 11, 13, 18, and 22 have been omitted because they are not applicable.

      (d) Not applicable.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL SERVICE INDUSTRIES, INC,

BY:	/s/ BROCK A. HATTOX

BROCK A. HATTOX
Chairman, Chief Executive Officer and President

Date: November 12, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BROCK A. HATTOX Brock A. Hattox	Chairman, President, and Chief Executive Officer and Director	November 12, 2002

/s/ CHESTER J. POPKOWSKI Chester J. Popkowski	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 12, 2002

/s/ DENNIS R. BERESFORD Dennis R. Beresford	Director	November 12, 2002

/s/ JOHN E. CAY, III John E. Cay, III	Director	November 12, 2002

/s/ DON L. CHAPMAN Don L. Chapman	Director	November 12, 2002

/s/ JOIA M. JOHNSON Joia M. Johnson	Director	November 12, 2002

/s/ MICHAEL Z. KAY Michael Z. Kay	Director	November 12, 2002

/s/ BETTY L. SIEGEL Betty L. Siegel	Director	November 12, 2002

/s/ JOHN T. SWEETWOOD John T. Sweetwood	Director	November 12, 2002

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Brock A. Hattox, President and Chief Executive Officer of National Service Industries, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of National Service Industries, Inc. (the “registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ BROCK A. HATTOX

Brock A. Hattox
President and Chief Executive Officer

Date: November 15, 2002

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Chester J. Popkowski, Senior Vice President, Chief Financial Officer and Secretary of National Service Industries, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of National Service Industries, Inc. (the “registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CHESTER J. POPKOWSKI

Chester J. Popkowski
Senior Vice President, Chief Financial Officer
and Treasurer

Date: November 15, 2002

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of National Service Industries, Inc.:

      Our audit of the consolidated financial statements referred to in our report dated November 8, 2002 also included an audit of the financial statement schedule as of August 31, 2002 and for the year then ended listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The consolidated financial statements and financial statement schedule of National Service Industries, Inc. as of August 31, 2001, and for each of the two years in the period ended August 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements and financial statement schedules in their report dated November 29, 2001.

PricewaterhouseCoopers LLP

Atlanta, Georgia

November 8, 2002

NOTE:	This is a copy of a report previously issued by Arthur Andersen LLP, the Company’s former independent accountants. The Arthur Andersen report refers to financial information which was included in Item 14 for the Form 10-K filing for the fiscal years ended August 31, 2000 and 2001. Comparable information in the current filing is included in Item 15. This report has not been reissued by Arthur Andersen LLP in connection with the filing of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE II

To National Service Industries, Inc.:

      We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in NATIONAL SERVICE INDUSTRIES, INC. and subsidiaries’ Form 10-K, and have issued our report thereon dated November 29, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 in this Form 10-K is the responsibility of the Company’s management and is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP

Atlanta, Georgia

November 29, 2001

SCHEDULE II

NATIONAL SERVICE INDUSTRIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended August 31, 2002, 2001 and 2000
(In thousands)

		Additions Charged to
	Balance at				Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses	Accounts(1)	Deductions(2)	Period

YEAR ENDED AUGUST 31, 2002:
Deducted in the balance sheet from the asset to which it applies — Allowance for doubtful accounts	$1,798	1,193	168	(1,986)	$1,173

YEAR ENDED AUGUST 31, 2001:
Deducted in the balance sheet from the asset to which it applies — Allowance for doubtful accounts	$739	2,345	19	1,305	$1,798

YEAR ENDED AUGUST 31, 2000:
Deducted in the balance sheet from the asset to which it applies — Allowance for doubtful accounts	$639	2,125	—	2,025	$739

(1)	Recoveries credited to allowance, allowance recorded in acquisitions, and allowance removed in sale of businesses.

(2)	Uncollectible accounts written off.