Form 10-Q
period 2002-11-30
NATIONAL SERVICE INDUSTRIES INC
filed 2003-01-14
CIK 70538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-3208.

NATIONAL SERVICE INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-0364900

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1420 Peachtree Street, N.E., Suite 200, Atlanta, Georgia 30309–3002

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

Common Stock — $1.00 Par Value 11,179,169 shares as of December 31, 2002.

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

Page No.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (Unaudited) – NOVEMBER 30, 2002 AND AUGUST 31, 2002	3
CONSOLIDATED STATEMENTS OF INCOME (Unaudited) – THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001	4
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) – THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001	5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)	6-14
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15-19
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19
ITEM 4. CONTROLS AND PROCEDURES	20
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	21
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	21
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	21
SIGNATURES	21
CERTIFICATION OF CHIEF EXECUTIVE OFFICER	22
CERTIFICATION OF CHIEF FINANCIAL OFFICER	23
INDEX TO EXHIBITS	24

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except share data)

	November 30,	August 31,
	2002	2002

Assets
Current Assets:
Cash and cash equivalents	$16,602	$20,969
Receivables, less reserves for doubtful accounts of $1,210 at November 30, 2002, and $1,173 at August 31, 2002	49,653	52,198
Inventories, at the lower of cost (on a first-in, first-out basis) or market	16,902	16,037
Linens in service, net of amortization	49,901	51,806
Prepayments	4,737	5,086
Insurance receivable (Note 8)	48,347	42,024
Other current assets	1,997	693

Total Current Assets	188,139	188,813
Property, Plant and Equipment, at cost:
Land	5,715	5,715
Buildings and leasehold improvements	50,105	49,867
Machinery and equipment	259,227	259,730

Total Property, Plant and Equipment	315,047	315,312
Less: Accumulated depreciation and amortization	170,982	167,356

	144,065	147,956
Other Assets:
Intangibles	8,118	8,357
Insurance receivable (Note 8)	128,940	140,831
Prepaid benefit cost	31,483	30,644
Other assets	2,405	2,497

Total Other Assets	170,946	182,329

Total Assets	$503,150	$519,098

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 7)	$1,116	$1,093
Accounts payable	16,535	16,569
Accrued salaries, commissions, and bonuses	5,357	7,007
Current portion of self-insurance reserves	3,706	5,785
Environmental reserve (Note 9)	5,751	5,777
Current portion of litigation reserve (Note 8)	47,857	41,288
Deferred income taxes	5,170	8,811
Other accrued liabilities	19,144	19,506

Total Current Liabilities	104,636	105,836
Long-Term Debt, less current maturities (Note 7)	696	984

Deferred Income Taxes	10,064	7,853

Self-Insurance Reserves, less current portion	8,875	9,258

Litigation Reserve, less current portion (Note 8)	152,600	166,844

Other Long-Term Liabilities	7,559	7,690

Commitments and Contingencies (Notes 8 and 9)
Stockholders’ Equity:
Series A participating preferred stock, $.05 stated value, 500,000 shares authorized, none issued	—	—
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, $1 par value, 120,000,000 shares authorized, 14,478,500 shares issued (Note 11)	14,479	14,479
Paid-in capital	—	11,570
Retained earnings	542,827	552,302
Unearned compensation on restricted stock	(4,768)	(4,092)
Accumulated other comprehensive income	(2,350)	(2,350)

	550,188	571,909
Less: Treasury stock, at cost (3,312,784 shares at November 30, 2002 and 3,510,515 shares at August 31, 2002)	331,468	351,276

Total Stockholders’ Equity	218,720	220,633

Total Liabilities and Stockholders’ Equity	$503,150	$519,098

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except per-share data)

	THREE MONTHS ENDED

	November 30,	November 30,
	2002	2001

Sales and Service Revenues:
Service revenues	$76,092	$78,836
Net sales of products	43,971	55,553

Total Revenues	120,063	134,389
Costs and Expenses:
Cost of services	47,318	47,764
Cost of products sold	34,093	42,016
Selling and administrative expenses	44,124	44,758
Restructuring expense and other charges (Note 10)	—	5,820
Gain on sale of business	(2,161)	—
Amortization expense	465	481
Interest expense	1	111
Other income, net	(682)	(481)

Total Costs and Expenses	123,158	140,469

Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle	(3,095)	(6,080)
Income tax benefit	(1,171)	(2,432)

Loss from continuing operations before cumulative effect of a change in accounting principle	(1,924)	(3,648)

Discontinued Operations (Note 5):
Income from discontinued operations, net of tax of $7,066 in 2001	—	11,534
Costs associated with effecting the spin-off, net of tax benefit of $717	—	(19,069)

Total Discontinued Operations	—	(7,535)
Cumulative effect of a change in accounting principle, net of tax benefit of $10,830	—	(17,602)

Net Loss	$(1,924)	$(28,785)

Basic and diluted earnings per share (split adjusted):
Earnings per share from continuing operations before cumulative effect of a change in accounting principle	$(0.19)	$(0.35)
Discontinued operations:
Income from discontinued operations, net of tax	—	1.12
Costs associated with effecting the spin-off, net of tax benefit	—	(1.85)

Total Discontinued Operations	—	(0.73)

Cumulative effect of a change in accounting principle, net of tax benefit	—	(1.71)

Net Loss	$(0.19)	$(2.79)

Basic Weighted Average Number of Shares Outstanding	10,357	10,305

Diluted Weighted Average Number of Shares Outstanding	10,357	10,305

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)

	THREE MONTHS ENDED

	November 30,	November 30,
	2002	2001

Cash Provided by (Used for) Operating Activities:
Net loss from continuing operations	$(1,924)	$(3,648)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	6,491	6,534
Provision for losses on accounts receivable	275	495
Gain on the sale of property, plant and equipment	(73)	(78)
Restructuring expense and other charges	—	5,820
Gain on the sale of business	(2,161)	—
Change in assets and liabilities, net of effect of acquisitions and divestitures:
Receivables	1,925	(2,291)
Inventories and linens in service, net	(147)	2,975
Deferred income taxes	(1,430)	(2,437)
Prepayments and other assets	(1,060)	(3,379)
Accounts payable	(258)	(4,186)
Accrued liabilities	(2,190)	5,001
Self-insurance reserves and other long-term liabilities	(4,451)	(1,015)

Net Cash (Used for) Provided by Continuing Operations	(5,003)	3,791
Net Cash Provided by Discontinued Operations	—	6,935

Net Cash (Used for) Provided by Operating Activities	(5,003)	10,726

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant and equipment	(2,848)	(4,996)
Sale of property, plant and equipment	271	354
Acquisitions	(240)	—
Divestitures	4,075	—
Change in other assets	—	(149)

Net Cash Provided by (Used for) Investing Activities	1,258	(4,791)

Cash Provided by (Used for) Financing Activities:
Repayments of notes payable, net	—	241
Repayments of long-term debt	(265)	(245)
Treasury stock transactions, net	82	679
Cash dividends paid	(439)	(6,610)

Net Cash Used for Financing Activities	(622)	(5,935)

Net Change in Cash and Cash Equivalents	(4,367)	—
Cash and Cash Equivalents at Beginning of Period	20,969	—

Cash and Cash Equivalents at End of Period	$16,602	$—

Supplemental Cash Flow Information:
Income taxes paid during the period	$124	$3,443
Interest paid during the period	43	12,888
Noncash Activities:
Treasury shares issued under long-term incentive plan	$—	$1,109
Cumulative effect of a change in accounting principle	—	28,432

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

The interim consolidated financial statements included herein have been prepared by the Company without audit and the consolidated balance sheet as of August 31, 2002 has been derived from audited statements. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of November 30, 2002, the consolidated results of operations for the three months ended November 30, 2002 and 2001, and the consolidated cash flows for the three months ended November 30, 2002 and 2001. Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

The results of operations for the three months ended November 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year because the Company’s revenues and income are generally higher in the second half of its fiscal year and because of the uncertainty of general business conditions.

2. RECENT ACCOUNTING STANDARDS

Newly Adopted Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 143 (“SFAS 143”) “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted SFAS 143 effective September 1, 2002. The adoption of SFAS 143 did not have a material impact on the Company’s financial statements.

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for a disposal of a segment of a business. The Company adopted SFAS 144 effective September 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company’s financial statements.

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

The Company adopted SFAS 142 as of September 1, 2001. Summarized information for the Company’s acquired intangible assets is as follows:

Acquired Intangible Assets

	November 30, 2002		August 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer contracts	$11,783	$(4,214)	$11,589	$(3,851)
Other	1,639	(1,090)	1,635	(1,016)

Total	$13,422	$(5,304)	$13,224	$(4,867)

The Company amortizes customer contracts over estimated useful lives of seven years. Other acquired intangible assets, consisting primarily of restrictive covenant agreements, are amortized over the lives of the agreements, which average approximately four years. The Company recorded amortization expense of $465 and $481 related to intangible assets for the three months ended November 30, 2002 and 2001, respectively.

The textile rental and envelope segments each tested goodwill for impairment during the first quarter of fiscal 2002 as required by SFAS 142 upon adoption, utilizing a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach and a comparable transaction approach. As a result of this valuation process as well as the application of the remaining provisions of SFAS 142, the Company recorded a pre-tax transitional impairment loss of $28,432, representing the write-off of all of the Company’s existing goodwill. This write-off was reported as a cumulative effect of a change in accounting principle, on a net of tax basis, in the Company’s Consolidated Statement of Income for the three months ended November 30, 2001.

3. BUSINESS SEGMENT INFORMATION

The following tables summarize the Company’s business segment information from continuing operations:

			Depreciation	Capital
	Sales and	Operating	and	Expenditures
	Service	Profit	Amortization	Including
Three Months Ended November 30, 2002	Revenues	(Loss)	Expense	Acquisitions

Textile Rental	$76,092	$(2,106)	$4,256	$1,882
Envelope	43,971	(939)	2,114	1,042

	120,063	(3,045)	6,370	2,924
Corporate	—	(49)	121	164
Interest expense	—	(1)	—	—

Total	$120,063	$(3,095)	$6,491	$3,088

			Depreciation	Capital
	Sales and	Operating	and	Expenditures
	Service	Profit	Amortization	Including
Three Months Ended November 30, 2001	Revenues	(Loss)	Expense	Acquisitions

Textile Rental	$78,836	$(5,379)	$4,117	$4,105
Envelope	55,553	2,154	2,204	838

	134,389	(3,225)	6,321	4,943
Corporate	—	(2,744)	213	53
Interest expense	—	(111)	—	—

Total	$134,389	$(6,080)	$6,534	$4,996

	Total Assets

	November 30,	August 31,
	2002	2002

Textile Rental	$205,143	$207,886
Envelope	96,601	99,391

Subtotal	301,744	307,277
Corporate	201,406	211,821

Total	$503,150	$519,098

4. INVENTORIES

Major classes of inventory as of November 30, 2002 and August 31, 2002 were as follows:

	November 30,	August 31,
	2002	2002

Raw Materials and Supplies	$5,940	$5,716
Work-in-Process	3,324	2,493
Finished Goods	7,638	7,828

Total	$16,902	$16,037

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

The following table calculates basic earnings per common share and diluted earnings per common share at November 30, and reflects the January 7, 2002 one-for-four reverse stock split further described in note 11:

	Three Months Ended
	November 30,

	2002	2001

Basic and diluted earnings per common share:
Income from continuing operations before cumulative effect of a change in accounting principle	$(1,924)	$(3,648)
Basic and diluted weighted average shares outstanding	10,357	10,305

Basic earnings from continuing operations before cumulative effect of a change in accounting principle per share	$(0.19)	$(0.35)

Stock options to purchase 1,237 and 1,074 shares of common stock for the three months ended November 30, 2002 and 2001, respectively, and unvested restricted shares of 805 and 12 for the three months ended November 30, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

7. LONG-TERM DEBT

Outstanding borrowings at November 30, 2002 included $1,812 in notes payable at an interest rate of 8.5%.

In October 2001, the Company negotiated a $40,000, three-year committed credit facility with a single major US bank that became effective at the time of the spin-off. The facility contains financial covenants including a leverage ratio, a ratio of income available for fixed charges to fixed charges, and a minimum net worth. Interest rates under the facility are based on the LIBOR rate or other rates, at the Company’s option. The Company will pay an annual fee on the commitment based on the Company’s leverage ratio. No amounts were outstanding under this facility at November 30, 2002.

8. LEGAL PROCEEDINGS

The Company is subject to various legal claims arising in the normal course of business out of the conduct of its current and prior businesses, including product liability claims. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the Company’s financial condition or results of operations beyond its current estimates. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the Company’s financial condition and results of operations in a particular future period. The Company accrues for legal claims when payments associated with the claims become probable and can be reasonably estimated for financial statement purposes. While management believes that its accruals are appropriate based on information currently available, the actual costs of resolving pending and future legal claims against the Company may differ substantially from the amounts accrued.

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

Prior to February 1, 2001, the Center for Claims Resolution (the “CCR”), a membership organization for asbestos defendants, handled the processing and settlement of claims on behalf of the Company and retained local counsel for the defense of claims. Pursuant to a written agreement among CCR members, the Company was responsible for varying percentages of defense and liability payments on a claim-by-claim basis for each claim in which it was named in accordance with predetermined sharing formulae. Substantially all of the Company’s portion of those payments was paid directly by the Company’s insurers. Since February 1, 2001, the Company has retained trial counsel directly, rather than through the CCR, to defend asbestos-related claims against the Company and has engaged another outside consultant to provide claims processing and administration services for asbestos-related claims. The Company is more vigorously defending asbestos-related claims and will seek to dismiss without any settlement payment claims arising in jurisdictions or involving worksites where the Company did not distribute or install asbestos-containing products.

During the past two years, certain former members of the CCR have failed to make payments to the CCR, by reason of bankruptcy or otherwise, for their shares of certain settlement agreements the CCR had reached on behalf of its members with plaintiffs. Consequently, with respect to some settlement agreements, the CCR has been unable to make the full payments contemplated by those agreements. In some circumstances, the Company and other members and former members of the CCR have contributed additional funds to the CCR to permit it to make certain payments contemplated by the settlement agreements, though the Company does not believe it is liable for such additional funds. As of November 30, 2002, the Company has contributed approximately $5.8 million to the CCR for this purpose, and it may make further such payments in the future. Some plaintiffs who are parties to settlement agreements with the CCR that contemplate payments that the CCR has been unable to make have commenced litigation against the CCR, the Company, and other members and former members to recover amounts due under these settlement agreements. The Company believes that it should not be liable for settlement payments attributable to other members or former members of the CCR, and the Company has joined a joint defense group with other CCR members to defend these claims.

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

Several significant companies that are traditional co-defendants in asbestos claims, both former members of the CCR and non-members, have sought protection under Chapter 11 of the federal bankruptcy code during the past three years. Litigation against such co-defendants generally is stayed or restricted as a result of their bankruptcy filings. The absence of these traditional defendants may increase the number of claims filed against other defendants, including the Company, and may increase the cost of resolving such claims. Due to the uncertainties surrounding the ultimate effect of these bankruptcies on remaining asbestos defendants, the effect on the amount of the Company’s liabilities cannot be determined.

The claims activity for each of the three month periods ended November 30 was as follows:

	2002	2001

Open claims, beginning of period	35,300	35,000
Served	16,000	2,300
Dismissed	(100)	(11,300)
Settled	(1,200)	(2,300)

	50,000	23,700
Settled in principle after February 1, 2001 but not finalized	(13,700)	(2,900)

Open claims pending, end of period	36,300	20,800

Average resolution indemnity cost per claim for the three months ended November 30*	$916	$785

Total claims resolved since February 1, 2001	32,300

Average resolution indemnity cost per claim for claims resolved since February 1, 2001*	$815

     *     Average resolution indemnity cost is based on indemnity costs for 1,300 and 13,600 claims dismissed and settled during the three months ended November 30, 2002 and 2001, respectively. During the three months ended November 30, 2002, a significant number of claims reflected as pending as of August 31, 2002 were settled in principle but have not been finalized for an average indemnity cost substantially higher than the Company’s historical averages. If these claims were included in the average resolution indemnity cost per claim for the three months ended November 30, 2002, the cost would increase from $916 to $14,192 per claim. If these claims were included in the average resolution indemnity cost per claim for claims resolved since February 1, 2001, the cost would increase from $815 to $2,657 per claim. These cases were pending against the Company in Jefferson County (Beaumont) and Orange County, Texas, and the Company elected to settle these claims for amounts significantly greater than its historical averages in order to avoid the risk of potentially higher jury awards in these unfavorable jurisdictions.

As of November 30, 2002 and 2001, there were approximately 7,800 and 11,200 additional claims, respectively, that were, as part of CCR settlements, settled in principle prior to February 1, 2001 but not finalized.

As of November 30, 2002 and August 31, 2002, an estimated accrual of $200.4 million and $208.1 million, respectively, for asbestos-related liabilities, before consideration of insurance recoveries, has been reflected in the accompanying financial statements, primarily in long-term liabilities. During the year ended August 31, 2002, as part of its ongoing estimating process, consultation with outside experts, the nature of pending claims, the jurisdiction in which claims have been filed, and in light of its gained experience in administration of its defense strategy and recent settlement activity, the Company reviewed its asbestos claims liabilities and adjusted the balances in these accounts from its prior three year outlook to an estimate of the total probable liabilities from pending and expected future asbestos claims over an approximate fifty year period, which takes into consideration the life expectancy of individuals potentially exposed. As a result of such review, the Company concluded that a reasonable estimate of its expected future claims for approximately fifty years would require an increase in its liabilities ranging from approximately $94 million to $139 million over the amounts recorded as of August 31, 2001. Additionally, the Company believes it has insurance coverage available to recover most of its asbestos-related costs; however, out-of-pocket costs associated with the range of additional liabilities could be from $17 million to $31 million, representing the costs that would be paid by the Company due primarily to the insolvency of certain foreign insurance carriers. Management does not believe that any amount in the range is more accurate than any other. Therefore, as of August 31, 2002, the Company increased its liabilities for asbestos related costs by approximately $94 million, the low end of the range and recorded an additional insurance recovery amount of $77 million. The Company’s estimates of indemnity payments and defense costs associated with pending and future asbestos claims are based on the Company’s estimate of the number of future asbestos-related claims and the type of disease, if any, alleged or expected to be alleged in such claims, assumptions regarding the timing and amounts of settlement payments, the status of ongoing litigation and settlement initiatives, and the advice of outside counsel with respect to the current state of the law related to asbestos claims. The ultimate liability for all pending and future claims cannot be determined with certainty due to the difficulty of forecasting the numerous variables that can affect the amount of liability. There are inherent uncertainties involved in estimating these amounts, and the Company’s actual costs in future periods could differ materially from the Company’s estimates due to changes in facts and circumstances after the date of each estimate.

The Company believes that it has insurance coverage available to recover most of its asbestos-related costs. With the exception of the Company’s payments on account of settlement obligations of defaulting CCR members as discussed above, the Company has reached settlement agreements with substantially all of its relevant insurers providing for payment of substantially all asbestos-related claims (subject to retentions) up to the various policy limits. The timing and amount of future recoveries from insurance carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any remaining disputes regarding coverage under such policies. In the event the Company’s insurers dispute amounts billed to them or pay on an untimely basis, the Company takes all practicable steps to secure payment, including alternative dispute resolution procedures and litigation to resolve the issues. The Company has initiated alternative dispute resolution proceedings with two insurers to resolve outstanding insurance policy interpretation issues, and, with respect to one of the insurers, to secure payment of past due amounts and to ensure that the insurer’s future obligations will be met in a timely fashion. The Company believes its recorded receivables, which includes both billed amounts and estimates of future recoveries, from insurance carriers are collectible. The Company reached this conclusion after considering various factors including its prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, settlement agreements with insurers, the apparent viability of its insurers, the advice of outside counsel with respect to the applicable insurance coverage law relating to terms and conditions of those policies, and a general assessment by the Company and its advisors of the financial condition of the relevant insurers. Accordingly, an estimated aggregate insurance recovery of $177.3 million and $182.9 million has been reflected in the accompanying financial statements as of November 30, 2002 and August 31, 2002, respectively, with respect to previously paid claims, pending and future claims and the other items included in the accrual of asbestos-related liabilities. Approximately $48.3 million and $42.0 million of the aggregate insurance recovery and $47.9 million and $41.3 million of the asbestos-related accrual have been classified as current assets and liabilities in the accompanying balance sheet as of November 30, 2002 and August 31, 2002, respectively. Approximately $5.7 million of insurance recovery was under alternative dispute resolution proceedings at November 30, 2002.

Management continues to monitor claims activity, the status of lawsuits (including settlement initiatives), legislative developments, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from the Company’s underlying assumptions. As additional information becomes available, the Company will reassess its liability and revise its estimates as appropriate. Management currently believes that, based on the factors discussed in the preceding paragraphs and taking into account the accruals reflected as of November 30, 2002, the resolution of asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on the Company’s long-term consolidated financial position or results of operations. However, as the Company’s estimates are periodically re-evaluated, additional accruals to the liabilities reflected in the Company’s financial statements may be necessary, and such accruals could be material to the results of the period in which they are recorded. Given the number and complexity of factors that affect the Company’s liability and its available insurance, the actual liability and insurance recovery may differ substantially from the Company’s estimates. No assurance can be given that the Company will not be subject to significant additional asbestos litigation and material additional liabilities. If actual liabilities significantly exceed the Company’s estimates or if expected insurance recoveries become unavailable, due to additional insolvencies among the Company’s primary or excess insurance carriers, disputes with carriers or otherwise, the Company’s results of operations, liquidity and financial condition could be materially adversely affected.

The Company has been sued in four putative class actions, including a case brought “on behalf of the general public” in California, relating to the collection by National Linen Service of energy surcharges, environmental charges and, in two of the cases, sales taxes. The first case was filed in the Circuit Court of Barbour County, Alabama in May 2001 and was removed to the United States District Court for the Middle District of Alabama. The federal court denied the plaintiff’s motion to remand the case to state court. The second case was filed in the Court of Common Pleas, Fifteenth Judicial Circuit, County of Horry, South Carolina in October 2001. That case was removed to the United States District Court for South Carolina, Florence Division. The South Carolina federal court also denied plaintiff’s motion to remand. The third case was filed in Superior Court of Napa County, California in May 2002. This case alleges that National Linen Service and numerous other linen and uniform suppliers have violated Sections 17200 and 17500 of the California Business and Professions Code. The fourth case was filed in the United States District Court in the Southern District of Illinois in June 2002. This case alleges that National Linen Service and numerous other linen and uniform suppliers and the Textile Rental Services Association violated federal antitrust laws and state statutes in setting and charging the fees described above. As of January 1, 2003, no substantive discovery had occurred in any case. Based on information currently available, it is the opinion of management that the claims in these cases are without merit and that the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

9. ENVIRONMENTAL MATTERS

The Company’s operations are subject to comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances and solid and hazardous wastes and to the remediation of contaminated sites. Permits and environmental controls are required for certain of the Company’s operations to limit air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. The Company believes that it is in substantial compliance with all material environmental laws, regulations and permits. On an ongoing basis, the Company incurs capital and operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years, and the cost of responding to future changes may be substantial.

The Company’s environmental accruals, which are included in current liabilities, totaled $5,751 and $5,777 at November 30, 2002 and August 31, 2002, respectively. The actual cost of environmental issues may be lower or higher than that accrued due to the difficulty in estimating such costs and potential changes in the status of government regulations.

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

In connection with the sale of certain assets, including 29 of the Company’s textile rental plants in 1997, the Company has retained environmental liabilities arising from events occurring prior to the closing, subject to certain exceptions. The Company has received notice from the buyer of the textile rental plants of the alleged presence of perchloroethylene contamination on two of the properties in Texas involved in the sale. Because the Company is not the source of contamination, the Company asserted indemnification claims against the company from which it bought the properties. The prior owner is currently addressing the contamination at its expense at the properties, subject to a reservation of rights. At this time, it is too early to quantify the Company’s potential exposure in these matters, the likelihood of an adverse result, or the outcome of the Company’s indemnification claims against the prior owner.

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

The Company filed a notice of appeal to the Second Circuit Court of Appeals on March 1, 2002. As a result of a technical error made by the District Court in the language of the final judgment, the judgment was remanded to the Eastern District of New York to be corrected. This correction was made, and the final judgment was re-entered on September 17, 2002, in the amount of $12,499. A second notice of appeal was filed on October 10, 2002. Briefing will be completed by March 28, 2003, and oral argument will be scheduled no earlier than April 15, 2003.

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

The Company also believes it is entitled to indemnification for all costs associated with the Blydenburgh Landfill by the parent (“Initial Parent”) of Initial Services Investments, Inc., which the Company acquired in 1992 and which had previously purchased and sold certain assets of Serv-All. On May 22, 2002, the Company filed a lawsuit against Initial Parent, seeking to enforce an indemnification provided by Initial Parent to the Company. The lawsuit seeks full indemnification by Initial Parent for all costs and expenses of litigating the Blydenburgh Landfill action, as well as a declaration that Initial Parent is obligated to indemnify the Company for any judgment which ultimately is assessed against the Company. On July 15, 2002, Initial Parent filed a motion to dismiss the lawsuit, followed by a motion for summary judgment on July 25, 2002. The Company has filed briefs in opposition to these motions. Discovery in the indemnity lawsuit is progressing, but is not complete.

At this point, it is too early to quantify the Company’s potential exposure, the likelihood of an adverse result, or the outcome of the Company’s indemnification claim, and thus, no accrual has been recorded related to any of the above-described matters relating to the Blydenburgh Landfill.

10. RESTRUCTURING EXPENSE AND OTHER CHARGES

During 2001, management conducted reviews of its continuing operations as part of a strategic initiative to examine under-performing operations and to position the Company for an economic slowdown. As a result of these reviews, the Company approved a significant restructuring program and recorded a related charge of $5,014 during the fourth quarter of fiscal 2001. The accrual included severance costs of $3,087 for 367 employees of the textile rental and envelope segments, all of whom were terminated prior to the end of the fiscal year, $1,582 in exit expenses to close and consolidate facilities in the envelope segment, and $345 in losses related to the sale of two textile rental businesses. As of August 31, 2001, approximately $118 of the severance accrual had been paid to employees.

During the first quarter of fiscal 2002, the Company closed two under-performing facilities in the textile rental segment and recorded a related charge of $5,820. The charge included severance costs of $11 for four employees, all of whom were terminated prior to the end of the first quarter, and $1,396 in exit expenses to close and consolidate facilities. Exit expenses primarily include costs of lease terminations and costs to dispose of facilities. Additionally, as a further result of the closure of the two textile rental facilities, the Company recognized long-lived asset impairments totaling $4,413. Textile rental assets to be disposed of were reduced to state them at their estimated fair value less costs to sell. Assets to be disposed of primarily related to equipment located in the facilities included in the restructuring program noted above. After the charge, the remaining net book value of these assets was immaterial. Estimated fair market values were established based on an analysis of expected future cash flows.

The major components of the fiscal 2003 and 2002 restructuring charges and related activity are as follows:

	Reserve,	Cash		Reserve,
	Beginning of Year	Payments	Expense	November 30

2003
Severance costs	$527	$—	$—	$527
Exit costs	557	(181)	—	376
2002
Severance costs	2,969	(1,479)	11	1,501
Exit costs	1,582	(776)	1,396	2,202

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

12. RESTRICTED STOCK

In October 2002, the Company awarded 183,927 shares of restricted stock to officers and other key employees. The shares vest ratably in three equal annual installments beginning one year from the date of the grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment.

The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period. Unearned compensation on the October 2002 grant of restricted stock of $1,044 was recorded based on the market value of the shares on the date of grant and is generally being amortized over three years. The unamortized balance of unearned compensation on restricted stock is included as a separate component of stockholders’ equity. Additionally, as a result of the grant, the cost of the treasury stock in excess of the unearned compensation reduced additional paid in capital to zero; the remaining amount reduced retained earnings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes.

National Service Industries, Inc. (the “Company” or “NSI”) operates in two business segments — textile rental and envelope manufacturing. NSI is headquartered in Atlanta, Georgia, and provides products and services throughout the United States. The Company remained in solid financial condition at November 30, 2002. Net working capital was $83.5 million, up from $83.0 million at August 31, 2002, and the current ratio remained constant at 1.8.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a new method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value based approach.

The textile rental and envelope segments each tested goodwill for impairment during the first quarter of fiscal 2002 as required by SFAS 142 upon adoption, utilizing a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach and a comparable transaction approach. As a result of this valuation process, as well as the application of the remaining provisions of SFAS 142, the Company recorded a pre-tax transitional impairment loss of $28.4 million, representing the write-off of all of the Company’s existing goodwill. This write-off was reported as a cumulative effect of a change in accounting principle, on a net of tax basis, in the Company’s Consolidated Statement of Income for the three months ended November 30, 2001 (see Note 2 to the financial statements included in this filing).

On November 7, 2001, the Board of Directors of NSI approved the spin-off, subject to certain conditions, of its lighting equipment and chemicals businesses into a separate publicly-traded company with its own management and board of directors. The spin-off conditions were met November 29, 2001 and the spin-off was effected on November 30, 2001 through a tax-free distribution (“Distribution”) of 100% of the outstanding shares of common stock of Acuity Brands, Inc. (“Acuity”), a wholly-owned subsidiary of NSI owning and operating the lighting equipment and chemicals businesses. Each NSI stockholder of record as of November 16, 2001, the record date for the Distribution, received one share of Acuity common stock for each share of NSI common stock held on that date. The historical financial statements of NSI have been restated to reflect Acuity as a discontinued operation (see Note 5 to the financial statements included in this filing).

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

At August 31, 2001, the accrual for asbestos-related liabilities, before consideration of insurance recoveries, was based on the following: the Company’s estimate of indemnity payments and defense costs associated with pending and future asbestos-related claims; settlements agreed to but not paid; the Company’s expected payment on account of settlement obligations of defaulting CCR members; interest on settlement payments that are subject to ongoing dispute resolution with certain insurance providers; and other legal fees and expenses. During 2002, as part of its ongoing estimating process, consultation with outside experts, the nature of pending claims, the jurisdictions in which claims have been filed, and in light of its gained experience in administration of its defense strategy and recent settlement activity, the Company reviewed its asbestos claims liabilities and adjusted the balances in these accounts from its prior three year outlook to its estimate of the total probable liabilities from pending and expected future asbestos claims over an approximate fifty year period, which takes into consideration the life expectancy of individuals potentially exposed. As a result of such review, the Company concluded that a reasonable estimate of its expected future claims for approximately fifty years would require an increase in its liabilities ranging from approximately $94 million to $139 million over the amounts recorded as of August 31, 2001. Management does not believe that any amount in the range is more accurate than any other. Therefore, as of August 31, 2002, the Company increased its liabilities for asbestos-related costs by $94 million, the low end of the range and recorded an additional insurance recovery of $77 million. The Company’s estimates of indemnity payments and defense costs associated with pending and future asbestos claims are based on the Company’s estimate of the number of future asbestos-related claims and the type of disease, if any, alleged or expected to be alleged in such claims, assumptions regarding the timing and amounts of settlement payments, the status of ongoing litigation and settlement initiatives, and the advice of outside counsel with respect to the current state of the law related to asbestos claims. The ultimate liability for all pending and future claims cannot be determined with certainty due to the difficulty of forecasting the numerous variables that can affect the amount of liability. There are inherent uncertainties involved in estimating these amounts, and the Company’s actual costs in future periods could differ materially from the Company’s estimates due to changes in facts and circumstances after the date of each estimate. For additional information, see Note 8, Legal Proceedings, in the Notes to the Consolidated Financial Statements included in this filing.

Insurance Receivable

The Company believes that it has insurance coverage available to recover most of its asbestos-related costs. With the exception of the Company’s payments on account of settlement obligations of defaulting CCR members, the Company has reached settlement agreements with substantially all of its relevant insurers providing for payment of substantially all asbestos-related claims (subject to retentions) up to the various policy limits, as discussed in Note 8, Legal Proceedings, in the Notes to the Consolidated Financial Statements included in this filing. The timing and amount of future recoveries from insurance carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any remaining disputes regarding coverage under such policies. In the event the Company’s insurers dispute amounts billed to them or pay on an untimely basis, the Company takes all practicable steps to secure payment, including alternative dispute resolution procedures and litigation to resolve the issues. The Company has initiated alternative dispute resolution proceedings with two insurers to resolve outstanding insurance policy interpretation issues, and, with respect to one of the insurers, to secure payment of past due amounts and to ensure that the insurer’s future obligations will be met in a timely fashion. Approximately $5.7 million of insurance recovery was under alternative dispute resolution proceedings at November 30, 2002. The Company believes its recorded receivables, which includes both billed amounts and estimates of future recoveries, from insurance carriers are collectible. The Company reached this conclusion after considering various factors including its prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, settlement agreements with insurers, the apparent viability of its insurers, the advice of outside counsel with respect to the applicable insurance coverage law relating to terms and conditions of those policies, and a general assessment by the Company and its advisors of the financial condition of the relevant insurers. Although the Company believes these assumptions are reasonable, other assumptions could have been used that would result in substantially lower recoveries. If expected insurance recoveries become unavailable, due to insolvencies among the Company’s primary or excess insurance carriers, disputes with carriers or otherwise, the Company’s results of operations, liquidity and financial condition could be materially adversely affected.

Environmental Matters

The Company’s operations, as well as similar operations of other companies, are subject to comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances and solid and hazardous wastes and to the remediation of contaminated sites. Permits and environmental controls are required for certain of the Company’s operations to limit air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. The Company believes that it is in substantial compliance with all material environmental laws, regulations and permits. On an ongoing basis, the Company incurs capital and operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years, and the cost of responding to future changes may be substantial.

The Company accrues for known environmental claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual cost of environmental issues may be higher than that accrued due to difficulty in estimating such costs and potential changes in the status of government regulations.

Results of Operations

NSI generated revenue of $120.1 million for the three months ended November 30, 2002, compared to revenue of $134.4 million in the previous year. The decrease was primarily related to the overall softer economy, which has resulted in lower volumes per customer in the textile rental segment and decreases in pricing in the envelope segment.

During the first quarter of fiscal 2003, the Company completed the sale of its linen business in San Diego for $4.8 million and recorded a gain of $2.2 million. In addition, the Company reached a settlement in principle with one of its asbestos-related insurance carriers regarding several coverage issues, including an agreement as to the amount of compensation (interest charge) owed by the Company to the carrier for covering prior period asbestos related settlements in place of other nonpaying carriers. As a result, the Company recognized a gain of $2.5 million, which was reflected as a reduction in corporate expense.

Losses from continuing operations were $1.9 million, or $0.19 per diluted share, for the three months ended November 30, 2002, compared to losses from continuing operations of $3.6 million, or $0.35 per diluted share, for the three months ended November 30, 2001.

Textile rental segment first quarter revenues of $76.1 million decreased 3.5 percent compared to last year’s $78.8 million. Overall volumes per customer continue to be negatively impacted by soft economic conditions, particularly in those segments dependent on corporate travel and entertainment such as lodging and fine dining. These conditions, combined with the revenue loss as a result of the sale of the San Diego business, account for the lower revenue. Operating losses for the quarter were $2.1 million compared to last year’s operating loss of $5.4 million. Operating results in the current year include $2.2 million of pretax gains from the sale of the San Diego business. Fiscal 2002 results included charges of $5.8 million for severance and restructuring activities. The following table presents information that management believes will provide the reader more consistent, comparable trend information:

	Three Months Ended November 30,

	2002	2001

	(Dollar amounts in millions)
Loss from continuing operations	$(2.1)	$(5.4)
Gain on sale of business	(2.2)	—
Restructuring and severance charge	—	5.8

Adjusted operating (loss) profit	$(4.3)	$0.4

Revenue shortfalls and increased costs related to employee benefits, casualty insurance, legal defense and plant efficiency programs resulted in the reduction in profitability.

The fiscal 2002 restructuring charge included severance costs of $11 thousand for four employees, and $1.4 million in exit expenses to close and consolidate facilities. Exit expenses primarily include costs of lease terminations and costs to dispose of closed facilities. Additionally, as a further result of the closure of the two textile rental facilities, the Company recognized long-lived asset impairments totaling $4.4 million. Textile rental assets to be disposed of were reduced to state them at their estimated fair value less costs to sell. Assets to be disposed of primarily related to equipment located in the facilities included in the restructuring program noted above. After the charge, the remaining net book value of these assets was immaterial. Estimated fair market values were established based on an analysis of expected future cash flows.

The envelope segment first quarter revenues of $44.0 million decreased 20.8 percent from last year’s results of $55.6 million. Lower direct mail and courier volumes, increased competitive pricing pressures in both the direct mail and transactional segments, and the closure of the segment’s Los Angeles facility in fiscal 2002 account for the revenue decline. Operating losses of $0.9 million compared to operating profit in the prior year of $2.2 million are the result of lower revenues and increased benefit costs partially offset by improvements in operational efficiencies.

Corporate expenses, which included the $2.5 million benefit of the insurance settlement, were approximately $0.1 million for the quarter. Excluding the settlement, corporate costs were $2.6 million for the first quarter compared to last year’s $2.7 million.

Net interest expense of $1 thousand for the three months ended November 30, 2002 decreased from last year’s $111 thousand due to lower interest bearing obligations and interest earned on cash and cash equivalents. Additionally, the income tax benefit decreased to approximately 38 percent of income from continuing operations compared to 40 percent in the prior year as a result of fluctuations in two federal income tax credits.

Liquidity and Capital Resources

Operating Activities

Continuing operations used cash of $5.0 million during the three months ended November 30, 2002 compared with cash provided of $3.8 million during the respective period of the prior year. Fiscal 2003 cash used by continuing operations was impacted by segment bonus payments, payout of a deferred compensation program and annual insurance premium payments.

Investing Activities

Investing activities provided cash of $1.3 million versus cash used of $4.8 million in the prior year. The increase in cash provided was primarily due to the sale of the linen business in San Diego as well as reductions in purchases of property, plant and equipment.

Capital expenditures totaled $2.8 million for the three month period compared to $5.0 million in the prior year. During the three months ended November 30, 2002, the textile rental segment invested primarily in equipment replacements. Capital expenditures in the envelope segment were primarily related to manufacturing equipment purchases and replacements. Equipment purchases in the envelope segment provided newer technology that produces a higher quality product more efficiently and at a lower cost. During the three months ended November 30, 2001, capital expenditures in the envelope segment related primarily to manufacturing equipment purchases and information systems. The textile rental segment’s expenditures were primarily attributable to replacement of old equipment, and delivery truck purchases and refurbishments.

Financing Activities

Cash used for financing activities totaled $0.6 million during the three months ended November 30, 2002 compared to cash used of $5.9 million in fiscal 2001. The decrease in cash used is primarily due to lower dividends. Dividend payments totaled $0.4 million, or $0.04 per share, compared with $6.6 million, or $0.64 per share, for the prior-year period.

In October 2001, the Company negotiated a $40 million, three-year committed credit facility with a single major US bank that became effective at the time of the spin-off. The facility contains financial covenants including a leverage ratio, a ratio of income available for fixed charges to fixed charges, and a minimum net worth. Interest rates under the facility are based on the LIBOR rate or other rates, at the Company’s option. The Company will pay an annual fee on the commitment based on the Company’s leverage ratio. No amounts were outstanding under this facility at November 30, 2002.

The Company has settlement agreements for certain asbestos related liabilities. The timing of some of these payments is contingent on several factors, including the Company’s receipt of legal documentation from claimants and plaintiff attorneys. The Company estimates that its asbestos related obligations due over the next twelve months are $37.3 million. However, the Company anticipates that substantially all of the settled asbestos liabilities will be reimbursed by insurance. Management believes its current cash balances, anticipated cash flows from operations and insurance reimbursements, and the committed credit facilities are sufficient to meet the Company’s planned level of capital spending and general operating cash requirements, including but not limited to cash requirements related to litigation as discussed above and as further described in Note 8 to the financial statements, for the next twelve months.

At November 30, 2002 and August 31, 2002, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Legal Proceedings

For information concerning legal proceedings, including trends and developments involving legal proceedings, see Note 8 to the financial statements included in this filing.

Environmental Matters

For information concerning environmental matters, see Note 9 to the financial statements included in this filing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Disclosures about Market Risk
 The Company believes that its exposure to market risks that may impact the “Consolidated Balance Sheets,” “Consolidated Statements of Income,” and “Consolidated Statements of Cash Flows” primarily relate to changing interest rates and commodity prices. The Company does not enter into derivative arrangements for trading or speculative purposes.

Interest Rates
 The Company’s credit line is subject to interest rate fluctuations. These fluctuations expose the Company to changes in interest expense and cash flows. The Company did not have any variable-rate debt outstanding at November 30, 2002.

Commodity Price Risk
 From time to time, the Company’s textile rental segment enters into arrangements locking in for specified periods the prices the Company will pay for the volume of natural gas to which the contract relates. The contracts are structured to reduce the segment’s exposure to changes in the price of natural gas. However, these contracts also limit the benefit the segment might have otherwise received from decreases in the price of natural gas. The Company does not believe a 10 percent adverse change in market rates of natural gas would have a material impact on its “Consolidated Balance Sheets” or “Consolidated Statements of Income.” At November 30, 2002, there were no outstanding contracts for natural gas.

The Company’s envelope segment uses paper as its primary raw material. Generally, the Company passes fluctuations in the price of paper through to its customers. The Company does not believe that a 10 percent change in market rates of paper would have a material impact on its “Consolidated Balance Sheets” or “Consolidated Statements of Income”.

Item 4. Controls and Procedures

Within 90 days of the filing of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2002. No significant changes in the Company’s internal controls or in other factors have occurred that could significantly affect controls subsequent to November 30, 2002.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s periodic filings with the Commission is (i) recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of stockholders held on December 19, 2002, all nominees for director were elected to the board of directors without opposition. The vote on the election of directors was as follows:

	For	Against

Brock A. Hattox, Chairman	8,330,977	125,340
Dennis R. Beresford	8,272,044	184,273
John E. Cay, III	8,281,380	174,937
Don L. Chapman	8,325,427	130,890
Joia M. Johnson	8,289,607	166,710
Michael Z. Kay	8,326,061	130,256
Betty L. Seigel	8,327,992	128,325
John T. Sweetwood	8,290,055	166,262

At the annual meeting of stockholders, the stockholders also approved a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ended August 31, 2003. The vote on this proposal was:

For	Against	Abstain

8,307,784	126,075	22,458

Item 5. Other Information

On December 19, 2002, Brock A. Hattox, Chairman of the Board, President and Chief Executive Officer of the Company announced his decision to retire from the Company. Mr. Hattox’s retirement is expected to be effective upon his reaching age 55 on March 23, 2003. However, he will remain in his position until a successor is appointed and will stay with the Company through an appropriate transition period. Upon his retirement, Mr. Hattox will also resign as a director.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits are listed on the Index to Exhibits (page 24)

(b)	The Company filed a Form 8-K on November 14, 2002 relating to the settlement of certain legal claims against the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL SERVICE INDUSTRIES, INC.

REGISTRANT

DATE	January 14, 2003	/s/ BROCK A. HATTOX

BROCK A. HATTOX CHAIRMAN, CHIEF EXECUTIVE OFFICER AND PRESIDENT

DATE	January 14, 2003	/s/ CHESTER J. POPKOWSKI

CHESTER J. POPKOWSKI SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASURER

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Brock A. Hattox, President and Chief Executive Officer of National Service Industries, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Service Industries, Inc. (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Brock A. Hattox

Brock A. Hattox President and Chief Executive Officer

Date: January 14, 2003

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Chester J. Popkowski, Senior Vice President, Chief Financial Officer and Secretary of National Service Industries, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Service Industries, Inc. (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Chester J. Popkowski

Chester J. Popkowski Senior Vice President, Chief Financial Officer and Treasurer

Date: January 14, 2003

INDEX TO EXHIBITS

Exhibit 3	(a) Restated Certificate of Incorporation	Reference is made to Exhibit 3(a) of registrant's Form 10-K for the fiscal year ended August 31, 2001, which is incorporated herein by reference.
	(b) By-Laws as Amended and Restated October 16, 2001	Reference is made to Exhibit 3(b) of registrant's Form 10-K for the fiscal year ended August 31, 2001, which is incorporated herein by reference.
Exhibit 4	(a) Amended and Restated Rights Agreement dated as of December 17, 1997 between National Service Industries, Inc. and Wachovia Bank, N.A. (replacing Wachovia Bank, N.A. with First Chicago Trust Company).	Reference is made to Exhibit 4.1 of registrant's Form 8-A/A as filed with the Commission on December 17, 1997, which is incorporated herein by reference.
	(b) First Amendment dated as of April 30, 1998 between National Service Industries, Inc. and First Chicago Trust Company of New York, to the Amended and Restated Rights Agreement, dated as of December 17, 1997 between National Service Industries, Inc. and Wachovia Bank, N.A.	Reference is made to Exhibit 1 of registrant's Form 8-A/A-3 as filed with the Commission on June 22, 1998, which is incorporated herein by reference.
	(c) Second Amendment dated as of January 6, 1999 between National Service Industries, Inc. and First Chicago Trust Company of New York, to the Amended and Restated Rights Agreement, dated as of December 17, 1997 between National Service Industries, Inc. and First Chicago Trust Company of New York, as Rights Agent, as amended.	Reference is made to Exhibit 1 of registrant's Form 8-A/A-4 as filed with the Commission on January 12, 1999, which is incorporated herein by reference.
Exhibit 10(iii)(A)	(1) Amendment No. 1 to Employment Agreement, made as of the 4th day of October, 2002, by and between National Service Industries, Inc. and Brock A. Hattox.	Reference is made to Exhibit 10(iii)(A)(97) of registrant's Annual Report on Form 10-K filed with the Commission on November 15, 2002, which is incorporated herein by reference.
	(2) Form of Restricted Stock Award Agreement under the National Service Industries, Inc. Long-Term Achievement Plan.	Filed with the Securities and Exchange Commission as part of this Form 10-Q.
	(3) Restricted Stock Award Agreement between National Service Industries, Inc. and Brock A. Hattox under the National Service Industries, Inc. Long-Term Achievement Plan.	Filed with the Securities and Exchange Commission as part of this Form 10-Q.
	(4) Amendment No. 1 to Restricted Stock Award Agreement between National Service Industries, Inc. and Brock A. Hattox under the National Service Industries, Inc. Long-Term Achievement Incentive Plan.	Filed with the Securities and Exchange Commission as part of this Form 10-Q.
Exhibit 99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Securities and Exchange Commission as part of this Form 10-Q.
Exhibit 99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Securities and Exchange Commission as part of this Form 10-Q.