Form 10-Q/A
period 2002-11-30
NATIONAL SERVICE INDUSTRIES INC
filed 2003-04-10
CIK 70538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Yes   ☒    No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock — $1.00 Par Value 11,179,169 shares as of December 31, 2002.

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

Explanatory Note:

This Form 10-Q/A is being filed solely to reflect the restatement of the Company’s statement of operations for the three months ended November 30, 2002. As further explained in Note 13 to the condensed consolidated financial statements, the restatement is limited to a change in classification of the $2.2 million ($1.3 million, net of tax) gain on the sale of the Company’s San Diego, California linen facility to discontinued operations. The restatement had no effect on the Company’s net loss for the period or on the Company’s cash or other balance sheet items. Except as otherwise noted, the disclosures in this report are as of the date of the original filing of the Company’s quarterly report on Form 10-Q for the three months ended November 30, 2002.

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

Page No.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (Unaudited) – NOVEMBER 30, 2002 AND AUGUST 31, 2002	3
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) – THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001	4
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) – THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001	5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)	6-14
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15-19
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19
ITEM 4. CONTROLS AND PROCEDURES	20
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	21
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	21
ITEM 5. OTHER INFORMATION	21
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	21
SIGNATURES	21
CERTIFICATION OF CHIEF EXECUTIVE OFFICER	22
CERTIFICATION OF CHIEF FINANCIAL OFFICER	23
INDEX TO EXHIBITS	24

CONSOLIDATED BALANCE SHEETS (Unaudited)

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except share data)

	November 30,	August 31,
	2002	2002

Assets
Current Assets:
Cash and cash equivalents	$16,602	$20,969
Receivables, less reserves for doubtful accounts of $1,210 at November 30, 2002, and $1,173 at August 31, 2002	49,653	52,198
Inventories, at the lower of cost (on a first-in, first-out basis) or market	16,902	16,037
Linens in service, net of amortization	49,901	51,806
Prepayments	4,737	5,086
Insurance receivable (Note 8)	48,347	42,024
Other current assets	1,997	693

Total Current Assets	188,139	188,813
Property, Plant and Equipment, at cost:
Land	5,715	5,715
Buildings and leasehold improvements	50,105	49,867
Machinery and equipment	259,227	259,730

Total Property, Plant and Equipment	315,047	315,312
Less: Accumulated depreciation and amortization	170,982	167,356

	144,065	147,956
Other Assets:
Intangibles	8,118	8,357
Insurance receivable (Note 8)	128,940	140,831
Prepaid benefit cost	31,483	30,644
Other assets	2,405	2,497

Total Other Assets	170,946	182,329

Total Assets	$503,150	$519,098

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 7)	$1,116	$1,093
Accounts payable	16,535	16,569
Accrued salaries, commissions, and bonuses	5,357	7,007
Current portion of self-insurance reserves	3,706	5,785
Environmental reserve (Note 9)	5,751	5,777
Current portion of litigation reserve (Note 8)	47,857	41,288
Deferred income taxes	5,170	8,811
Other accrued liabilities	19,144	19,506

Total Current Liabilities	104,636	105,836
Long-Term Debt, less current maturities (Note 7)	696	984

Deferred Income Taxes	10,064	7,853

Self-Insurance Reserves, less current portion	8,875	9,258

Litigation Reserve, less current portion (Note 8)	152,600	166,844

Other Long-Term Liabilities	7,559	7,690

Commitments and Contingencies (Notes 8 and 9)
Stockholders’ Equity:
Series A participating preferred stock, $.05 stated value, 500,000 shares authorized, none issued	—	—
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, $1 par value, 120,000,000 shares authorized, 14,478,500 shares issued (Note 11)	14,479	14,479
Paid-in capital	—	11,570
Retained earnings	542,827	552,302
Unearned compensation on restricted stock	(4,768)	(4,092)
Accumulated other comprehensive income	(2,350)	(2,350)

	550,188	571,909
Less: Treasury stock, at cost (3,312,784 shares at November 30, 2002 and 3,510,515 shares at August 31, 2002)	331,468	351,276

Total Stockholders’ Equity	218,720	220,633

Total Liabilities and Stockholders’ Equity	$503,150	$519,098

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except per-share data)

	THREE MONTHS ENDED

	Restated
	November 30,	November 30,
	2002	2001

Sales and Service Revenues:
Service revenues	$76,092	$78,836
Net sales of products	43,971	55,553

Total Revenues	120,063	134,389
Costs and Expenses:
Cost of services	47,318	47,764
Cost of products sold	34,093	42,016
Selling and administrative expenses	44,124	44,758
Restructuring expense and other charges (Note 10)	—	5,820
Amortization expense	465	481
Interest expense	1	111
Other income, net	(682)	(481)

Total Costs and Expenses	125,319	140,469

Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle	(5,256)	(6,080)
Income tax benefit	(1,987)	(2,432)

Loss from continuing operations before cumulative effect of a change in accounting principle	(3,269)	(3,648)

Discontinued Operations (Note 5):
Income from discontinued operations, net of tax of $7,066 in 2001	—	11,534
Gain (loss) on disposal of discontinued operations, net of tax of $816 in 2002 and tax benefit of $717 in 2001	1,345	(19,069)

Total Discontinued Operations	1,345	(7,535)
Cumulative effect of a change in accounting principle, net of tax benefit of $10,830	—	(17,602)

Net Loss	$(1,924)	$(28,785)

Basic and diluted earnings per share (split adjusted):
Loss per share from continuing operations before cumulative effect of a change in accounting principle	$(0.32)	$(0.35)
Discontinued operations:
Income from discontinued operations, net of tax	—	1.12
Gain (loss) on disposal of discontinued operations, net of tax	0.13	(1.85)

Total Discontinued Operations	0.13	(0.73)

Cumulative effect of a change in accounting principle, net of tax benefit	—	(1.71)

Net Loss	$(0.19)	$(2.79)

Basic Weighted Average Number of Shares Outstanding	10,357	10,305

Diluted Weighted Average Number of Shares Outstanding	10,357	10,305

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)

	THREE MONTHS ENDED

	Restated
	November 30,	November 30,
	2002	2001

Cash Provided by (Used for) Operating Activities:
Net loss from continuing operations	$(3,269)	$(3,648)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	6,491	6,534
Provision for losses on accounts receivable	275	495
Gain on the sale of property, plant and equipment	(73)	(78)
Restructuring expense and other charges	—	5,820
Change in assets and liabilities, net of effect of acquisitions and divestitures:
Receivables	1,925	(2,291)
Inventories and linens in service, net	(147)	2,975
Deferred income taxes	(1,430)	(2,437)
Prepayments and other assets	(1,060)	(3,379)
Accounts payable	(258)	(4,186)
Accrued liabilities	(2,190)	5,001
Self-insurance reserves and other long-term liabilities	(4,451)	(1,015)

Net Cash (Used for) Provided by Continuing Operations	(4,187)	3,791
Net Cash Provided by Discontinued Operations	3,259	6,935

Net Cash (Used for) Provided by Operating Activities	(928)	10,726

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant and equipment	(2,848)	(4,996)
Sale of property, plant and equipment	271	354
Acquisitions	(240)	—
Change in other assets	—	(149)

Net Cash Used for Investing Activities	(2,817)	(4,791)

Cash Provided by (Used for) Financing Activities:
Repayments of notes payable, net	—	241
Repayments of long-term debt	(265)	(245)
Treasury stock transactions, net	82	679
Cash dividends paid	(439)	(6,610)

Net Cash Used for Financing Activities	(622)	(5,935)

Net Change in Cash and Cash Equivalents	(4,367)	—
Cash and Cash Equivalents at Beginning of Period	20,969	—

Cash and Cash Equivalents at End of Period	$16,602	$—

Supplemental Cash Flow Information:
Income taxes paid during the period	$124	$3,443
Interest paid during the period	43	12,888
Noncash Activities:
Treasury shares issued under long-term incentive plan	$—	$1,109
Cumulative effect of a change in accounting principle	—	28,432

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

The textile rental and envelope segments each tested goodwill for impairment during the first quarter of fiscal 2002 as required by SFAS 142 upon adoption, utilizing a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach and a comparable transaction approach. As a result of this valuation process as well as the application of the remaining provisions of SFAS 142, the Company recorded a pre-tax transitional impairment loss of $28,432, representing the write-off of all of the Company’s existing goodwill. This write-off was reported as a cumulative effect of a change in accounting principle, on a net of tax basis, in the Company’s Consolidated Statement of Operations for the three months ended November 30, 2001.

3. BUSINESS SEGMENT INFORMATION

The following tables summarize the Company’s business segment information from continuing operations:

			Depreciation	Capital
	Sales and	Operating	and	Expenditures
	Service	Profit	Amortization	Including
Three Months Ended November 30, 2002	Revenues	(Loss)	Expense	Acquisitions

Textile Rental	$76,092	$(4,267)	$4,256	$1,882
Envelope	43,971	(939)	2,114	1,042

	120,063	(5,206)	6,370	2,924
Corporate	—	(49)	121	164
Interest expense	—	(1)	—	—

Total	$120,063	$(5,256)	$6,491	$3,088

			Depreciation	Capital
	Sales and	Operating	and	Expenditures
	Service	Profit	Amortization	Including
Three Months Ended November 30, 2001	Revenues	(Loss)	Expense	Acquisitions

Textile Rental	$78,836	$(5,379)	$4,117	$4,105
Envelope	55,553	2,154	2,204	838

	134,389	(3,225)	6,321	4,943
Corporate	—	(2,744)	213	53
Interest expense	—	(111)	—	—

Total	$134,389	$(6,080)	$6,534	$4,996

	Total Assets

	November 30,	August 31,
	2002	2002

Textile Rental	$205,143	$207,886
Envelope	96,601	99,391

Subtotal	301,744	307,277
Corporate	201,406	211,821

Total	$503,150	$519,098

4. INVENTORIES

Major classes of inventory as of November 30, 2002 and August 31, 2002 were as follows:

	November 30,	August 31,
	2002	2002

Raw Materials and Supplies	$5,940	$5,716
Work-in-Process	3,324	2,493
Finished Goods	7,638	7,828

Total	$16,902	$16,037

5. DISCONTINUED OPERATIONS

In October 2002, the Company sold its linen business in San Diego, California for $4,784 of cash. The net gain on the transaction of $1,345, net of tax of $816, is included in discontinued operations. The results of operations for this business were not material and, accordingly, are not presented in discontinued operations.

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

The following table calculates basic earnings per common share and diluted earnings per common share at November 30, and reflects the January 7, 2002 one-for-four reverse stock split further described in note 11:

	Three Months Ended
	November 30,

	2002	2001

Basic and diluted earnings per common share:
Loss from continuing operations before cumulative effect of a change in accounting principle	$(3,269)	$(3,648)
Basic and diluted weighted average shares outstanding	10,357	10,305

Loss per share from continuing operations before cumulative effect of a change in accounting principle	$(0.32)	$(0.35)

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

The losses resulting from the restructuring activities and asset impairments are included in “Restructuring expense and other charges” in the Consolidated Statements of Operations.

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

The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period. Unearned compensation on the October 2002 grant of restricted stock of $1,044 was recorded based on the market value of the shares on the date of grant and is generally being amortized over three years. The unamortized balance of unearned compensation on restricted stock is included as a separate component of stockholders’ equity. Additionally, as a result of the grant, the cost of the treasury stock in excess of the unearned compensation reduced additional paid-in capital to zero; the remaining amount reduced retained earnings.

13. RESTATEMENT

The Company’s statement of operations for the three months ended November 30, 2002, as filed in the Form 10-Q for the quarter then ended, has been restated to reflect the $2,161 gain ($1,345 net of tax) on the sale of the Company’s San Diego, California linen facility as income resulting from a discontinued operation. This restatement had no effect on the Company’s net loss for the period or on the Company’s cash or the other balance sheet items. The results of operations for this divested business were not material and, accordingly, are not presented in discontinued operations. The effects of the restatement on results of operations for the three months ended November 30, 2002 are as follows:

	As Previously
	Reported	As Restated

Gain on sale of business	$2,161	$—
Total Costs and Expenses	123,158	125,319
Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle	(3,095)	(5,256)
Income tax benefit	(1,171)	(1,987)
Loss from continuing operations before cumulative effect of a change in accounting principle	(1,924)	(3,269)
Discontinued operations	—	1,345
Net Loss	$(1,924)	$(1,924)

Basic and diluted earnings per share (split adjusted):
Loss per share from continuing operations before cumulative effect of a change in accounting principle	$(0.19)	$(0.32)
Discontinued operations: gain on disposal of discontinued operations	—	0.13

Net loss	$(0.19)	$(0.19)

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

The textile rental and envelope segments each tested goodwill for impairment during the first quarter of fiscal 2002 as required by SFAS 142 upon adoption, utilizing a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach and a comparable transaction approach. As a result of this valuation process, as well as the application of the remaining provisions of SFAS 142, the Company recorded a pre-tax transitional impairment loss of $28.4 million, representing the write-off of all of the Company’s existing goodwill. This write-off was reported as a cumulative effect of a change in accounting principle, on a net of tax basis, in the Company’s Consolidated Statement of Operations for the three months ended November 30, 2001 (see Note 2 to the financial statements included in this filing).

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

During the first quarter of fiscal 2003, the Company reached a settlement in principle with one of its asbestos-related insurance carriers regarding several coverage issues, including an agreement as to the amount of compensation (interest charge) owed by the Company to the carrier for covering prior period asbestos related settlements in place of other nonpaying carriers. As a result, the Company recognized a gain of $2.5 million, which was reflected as a reduction in corporate expense.

Losses from continuing operations were $3.3 million, or $0.32 per diluted share, for the three months ended November 30, 2002, compared to losses from continuing operations of $3.6 million, or $0.35 per diluted share, for the three months ended November 30, 2001.

Textile rental segment first quarter revenues of $76.1 million decreased 3.5 percent compared to last year’s $78.8 million. Overall volumes per customer continue to be negatively impacted by soft economic conditions, particularly in those segments dependent on corporate travel and entertainment such as lodging and fine dining. These conditions, combined with the revenue loss as a result of the sale of the San Diego business, account for the lower revenue. Operating losses for the quarter were $4.3 million compared to last year’s operating loss of $5.4 million. Fiscal 2002 results included charges of $5.8 million for severance and restructuring activities. Revenue shortfalls and increased costs related to employee benefits, casualty insurance, legal defense and plant efficiency programs resulted in the reduction in profitability.

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

Corporate expenses were approximately $0.1 million for the quarter compared to last year’s $2.7 million. The current year corporate expenses included the $2.5 million gain on the insurance settlement.

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

In October 2002, the Company sold its linen business in San Diego, California for $4.8 million of cash. The net gain on the transaction of $1.3 million, net of tax of $816 thousand, is included in discontinued operations. The results of operations for this business were not material and, accordingly, are not presented in discontinued operations. As further explained in Note 13 to the condensed consolidated financial statements, this Form 10-Q/A is being filed solely to reflect the restatement of the $2.2 million ($1.3 million, net of tax) gain on the sale of this linen business to discontinued operations.

Liquidity and Capital Resources

Operating Activities

Continuing operations used cash of $4.2 million during the three months ended November 30, 2002 compared with cash provided of $3.8 million during the respective period of the prior year. Fiscal 2003 cash used by continuing operations was impacted by segment bonus payments, payout of a deferred compensation program and annual insurance premium payments.

Investing Activities

Investing activities used cash of $2.8 million versus cash used of $4.8 million in the prior year. The decrease in cash used was primarily due to reductions in purchases of property, plant and equipment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Disclosures about Market Risk
 The Company believes that its exposure to market risks that may impact the “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” and “Consolidated Statements of Cash Flows” primarily relate to changing interest rates and commodity prices. The Company does not enter into derivative arrangements for trading or speculative purposes.

Interest Rates
 The Company’s credit line is subject to interest rate fluctuations. These fluctuations expose the Company to changes in interest expense and cash flows. The Company did not have any variable-rate debt outstanding at November 30, 2002.

Commodity Price Risk
 From time to time, the Company’s textile rental segment enters into arrangements locking in for specified periods the prices the Company will pay for the volume of natural gas to which the contract relates. The contracts are structured to reduce the segment’s exposure to changes in the price of natural gas. However, these contracts also limit the benefit the segment might have otherwise received from decreases in the price of natural gas. The Company does not believe a 10 percent adverse change in market rates of natural gas would have a material impact on its “Consolidated Balance Sheets” or “Consolidated Statements of Operations.” At November 30, 2002, there were no outstanding contracts for natural gas.

The Company’s envelope segment uses paper as its primary raw material. Generally, the Company passes fluctuations in the price of paper through to its customers. The Company does not believe that a 10 percent change in market rates of paper would have a material impact on its “Consolidated Balance Sheets” or “Consolidated Statements of Operations”.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL SERVICE INDUSTRIES, INC.

REGISTRANT

DATE	April 10, 2003	/s/ BROCK A. HATTOX

BROCK A. HATTOX CHAIRMAN, CHIEF EXECUTIVE OFFICER AND PRESIDENT

DATE	April 10, 2003	/s/ CHESTER J. POPKOWSKI

CHESTER J. POPKOWSKI SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASURER

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Brock A. Hattox, President and Chief Executive Officer of National Service Industries, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of National Service Industries, Inc. (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

/s/ Brock A. Hattox

Brock A. Hattox President and Chief Executive Officer

Date: April 10, 2003

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Chester J. Popkowski, Senior Vice President, Chief Financial Officer and Secretary of National Service Industries, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of National Service Industries, Inc. (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

/s/ Chester J. Popkowski

Chester J. Popkowski Senior Vice President, Chief Financial Officer and Treasurer

Date: April 10, 2003

INDEX TO EXHIBITS

Exhibit 3	(a) Restated Certificate of Incorporation	Reference is made to Exhibit 3(a) of registrant's Form 10-K for the fiscal year ended August 31, 2001, which is incorporated herein by reference.
	(b) By-Laws as Amended and Restated October 16, 2001	Reference is made to Exhibit 3(b) of registrant's Form 10-K for the fiscal year ended August 31, 2001, which is incorporated herein by reference.
Exhibit 4	(a) Amended and Restated Rights Agreement dated as of December 17, 1997 between National Service Industries, Inc. and Wachovia Bank, N.A. (replacing Wachovia Bank, N.A. with First Chicago Trust Company).	Reference is made to Exhibit 4.1 of registrant's Form 8-A/A as filed with the Commission on December 17, 1997, which is incorporated herein by reference.
	(b) First Amendment dated as of April 30, 1998 between National Service Industries, Inc. and First Chicago Trust Company of New York, to the Amended and Restated Rights Agreement, dated as of December 17, 1997 between National Service Industries, Inc. and Wachovia Bank, N.A.	Reference is made to Exhibit 1 of registrant's Form 8-A/A-3 as filed with the Commission on June 22, 1998, which is incorporated herein by reference.
	(c) Second Amendment dated as of January 6, 1999 between National Service Industries, Inc. and First Chicago Trust Company of New York, to the Amended and Restated Rights Agreement, dated as of December 17, 1997 between National Service Industries, Inc. and First Chicago Trust Company of New York, as Rights Agent, as amended.	Reference is made to Exhibit 1 of registrant's Form 8-A/A-4 as filed with the Commission on January 12, 1999, which is incorporated herein by reference.
Exhibit 10(iii)(A)	(1) Amendment No. 1 to Employment Agreement, made as of the 4th day of October, 2002, by and between National Service Industries, Inc. and Brock A. Hattox.	Reference is made to Exhibit 10(iii)(A)(97) of registrant's Annual Report on Form 10-K filed with the Commission on November 15, 2002, which is incorporated herein by reference.
	(2) Form of Restricted Stock Award Agreement under the National Service Industries, Inc. Long-Term Achievement Plan.	Reference is made to Exhibit 10(iii)(A)(2) of registrant's Form 10-Q for the quarter ended November 30, 2002, which is incorporated herein by reference.
	(3) Restricted Stock Award Agreement between National Service Industries, Inc. and Brock A. Hattox under the National Service Industries, Inc. Long-Term Achievement Plan.	Reference is made to Exhibit 10(iii)(A)(3) of registrant's Form 10-Q for the quarter ended November 30, 2002, which is incorporated herein by reference.
	(4) Amendment No. 1 to Restricted Stock Award Agreement between National Service Industries, Inc. and Brock A. Hattox under the National Service Industries, Inc. Long-Term Achievement Incentive Plan.	Reference is made to Exhibit 10(iii)(A)(4) of registrant's Form 10-Q for the quarter ended November 30, 2002, which is incorporated herein by reference.
Exhibit 99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Securities and Exchange Commission as part of this Form 10-Q/A.
Exhibit 99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Securities and Exchange Commission as part of this Form 10-Q/A.