Form 10-Q
period 2003-02-28
NATIONAL SERVICE INDUSTRIES INC
filed 2003-04-10
CIK 70538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

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

Yes [  ]              No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock – $1.00 Par Value 11,195,973 shares as of March 31, 2003.

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

			Page No.

PART I	FINANCIAL INFORMATION
	ITEM 1.	FINANCIAL STATEMENTS
		CONSOLIDATED BALANCE SHEETS (Unaudited) - FEBRUARY 28, 2003 AND AUGUST 31, 2002	3
		CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) - THREE AND SIX MONTHS ENDED FEBRUARY 28, 2003 AND 2002	4
		CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - SIX MONTHS ENDED FEBRUARY 28, 2003 AND 2002	5
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)	6-15
	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16-21
	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21
	ITEM 4.	CONTROLS AND PROCEDURES	21
PART II	OTHER INFORMATION
	ITEM 1.	LEGAL PROCEEDINGS	23
	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23
	ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	23
SIGNATURES			24
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER			25
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER			26
INDEX TO EXHIBITS			27

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except share data)

	February 28,	August 31,
	2003	2002

Assets
Current Assets:
Cash and cash equivalents	$9,478	$20,969
Receivables, less allowance for doubtful accounts of $1,150 at February 28, 2003 and $1,173 at August 31, 2002	50,100	52,198
Inventories, at the lower of cost (on a first-in, first-out basis) or market	16,738	16,037
Linens in service, net of amortization	49,998	51,806
Prepayments	4,864	5,086
Insurance receivable (Note 9)	95,483	42,024
Other current assets	7,170	693

Total Current Assets	233,831	188,813
Property, Plant and Equipment, at cost:
Land	5,715	5,715
Buildings and leasehold improvements	50,199	49,867
Equipment under capital leases	1,196	—
Machinery and equipment	259,652	259,730

Total Property, Plant and Equipment	316,762	315,312
Less: Accumulated depreciation and amortization	175,612	167,356

Property, Plant and Equipment, net	141,150	147,956
Other Assets:
Intangibles	7,624	8,357
Insurance receivable (Note 9)	216,886	140,831
Prepaid benefit cost	31,435	30,644
Other assets	2,188	2,497

Total Other Assets	258,133	182,329

Total Assets	$633,114	$519,098

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 8)	$—	$1,093
Capital lease obligations (Note 8)	464	—
Accounts payable	14,710	16,569
Accrued salaries, commissions, and bonuses	5,793	7,007
Current portion of self-insurance accrual	3,987	5,785
Environmental accrual (Note 10)	5,699	5,777
Current portion of litigation accrual (Note 9)	82,849	41,288
Deferred income taxes	7,941	8,811
Other accrued liabilities	18,902	19,506

Total Current Liabilities	140,345	105,836
Long-Term Debt, less current maturities (Note 8)	—	984

Long-Term Capital Lease Obligations (Note 8)	885	—

Deferred Income Taxes	11,770	7,853

Self-Insurance Accrual, less current portion	9,219	9,258

Litigation Accrual, less current portion (Note 9)	249,414	166,844

Other Long-Term Liabilities	8,078	7,690

Commitments and Contingencies (Notes 9 and 10)
Stockholders’ Equity:
Series A participating preferred stock, $.05 stated value, 500,000 shares authorized, none issued	—	—
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, $1 par value, 120,000,000 shares authorized, 14,478,500 shares issued	14,479	14,479
Paid-in capital	—	11,570
Retained earnings	532,280	552,302
Unearned compensation on restricted stock	(4,574)	(4,092)
Accumulated other comprehensive income items	(2,350)	(2,350)

	539,835	571,909
Less: Treasury stock, at cost (3,292,868 shares at February 28, 2003 and 3,510,515 shares at August 31, 2002)	326,432	351,276

Total Stockholders’ Equity	213,403	220,633

Total Liabilities and Stockholders’ Equity	$633,114	$519,098

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, except per-share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	February 28,	February 28,	February 28,	February 28,
	2003	2002	2003	2002

Sales and Service Revenues:
Service revenues	$76,142	$77,335	$152,234	$156,171
Net sales of products	45,307	54,703	89,278	110,256

Total Revenues	121,449	132,038	241,512	266,427
Costs and Expenses:
Cost of services	46,581	46,398	93,899	94,162
Cost of products sold	37,038	42,012	71,131	84,028
Selling and administrative expenses	45,593	44,033	89,717	88,791
Restructuring expense and other charges (Note 11)	—	(381)	—	5,439
Gain on sale of business	—	(379)	—	(379)
Amortization expense	460	432	925	913
Interest expense, net	47	168	48	279
Other income, net	(680)	(176)	(1,362)	(657)

Total Costs and Expenses	129,039	132,107	254,358	272,576

Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle	(7,590)	(69)	(12,846)	(6,149)
Income tax benefit	(2,431)	(28)	(4,418)	(2,460)

Loss from continuing operations before cumulative effect of a change in accounting principle	(5,159)	(41)	(8,428)	(3,689)

Discontinued Operations (Note 6):
Income from discontinued operations, net of tax of $7,066 in 2002	—	—	—	11,534
Gain (loss) on disposal of discontinued operations, net of tax of $816 in 2003 and tax benefit of $717 in 2002	—	—	1,345	(19,069)

Total Discontinued Operations	—	—	1,345	(7,535)
Cumulative effect of a change in accounting principle, net of tax benefit of $10,830	—	—	—	(17,602)

Net Loss	$(5,159)	$(41)	$(7,083)	$(28,826)

Basic and diluted earnings per share (split adjusted):
Loss per share from continuing operations before cumulative effect of a change in accounting principle	$(0.49)	$—	$(0.81)	$(0.36)
Discontinued operations:
Income from discontinued operations, net of tax	—	—	—	1.12
Gain (loss) on disposal of discontinued operations, net of tax	—	—	0.13	(1.85)

Total Discontinued Operations	—	—	0.13	(0.73)

Cumulative effect of a change in accounting principle, net of tax benefit	—	—	—	(1.71)

Net Loss	$(0.49)	$—	$(0.68)	$(2.80)

Basic Weighted Average Number of Shares Outstanding	10,436	10,317	10,402	10,310

Diluted Weighted Average Number of Shares Outstanding	10,436	10,317	10,402	10,310

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands)

	SIX MONTHS ENDED

	February 28,	February 28,
	2003	2002

Cash Provided by (Used for) Operating Activities:
Net loss from continuing operations	$(8,428)	$(3,689)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	12,902	12,530
Provision for losses on accounts receivable	611	643
Gain on the sale of property, plant and equipment	(143)	(81)
Restructuring expense and other charges	—	5,439
Gain on the sale of business	—	(379)
Change in assets and liabilities, net of effect of acquisitions and divestitures:
Receivables	1,142	(354)
Inventories and linens in service, net	(456)	6,011
Deferred income taxes	3,047	842
Prepayments and other assets	(6,450)	(1,657)
Accounts payable	(1,914)	(9,749)
Accrued liabilities	(2,216)	2,877
Self-insurance accruals and other long-term liabilities	(6,256)	(12,540)

Net Cash Used for Continuing Operations	(8,161)	(107)
Net Cash Provided by Discontinued Operations	3,968	6,935

Net Cash (Used for) Provided by Operating Activities	(4,193)	6,828

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant and equipment	(4,478)	(10,607)
Sale of property, plant and equipment	441	705
Acquisitions	(356)	(60)
Divestitures	—	1,062
Change in other assets	—	(149)

Net Cash Used for Investing Activities	(4,393)	(9,049)

Cash Provided by (Used for) Financing Activities:
Repayments of notes payable, net	—	9,001
Repayments of long-term debt	(2,077)	(411)
Repayments of capital lease obligations	(91)	—
Treasury stock transactions, net	156	679
Cash dividends paid	(893)	(7,048)

Net Cash (Used for) Provided by Financing Activities	(2,905)	2,221

Net Change in Cash and Cash Equivalents	(11,491)	—
Cash and Cash Equivalents at Beginning of Period	20,969	—

Cash and Cash Equivalents at End of Period	$9,478	$—

Supplemental Cash Flow Information:
Income taxes paid during the period	$105	$3,501
Interest paid during the period	125	12,987
Noncash Activities:
Capital lease obligations incurred during the period	$1,440	$—
Non cash aspects of sale of business:
Reduction of liabilities recorded in conjunction with the 1997 sale of business	—	379
Cumulative effect of a change in accounting principle	—	28,432

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NATIONAL SERVICE INDUSTRIES, INC. AND SUBSIDIARIES

Recent Developments

On April 1, 2003, National Service Industries, Inc. (“NSI” or the “Company”) and NS Acquisition Corp. (“Buyer”), an affiliate of California Investment Fund, LLC, entered into an Agreement and Plan of Merger, pursuant to which each outstanding share of the Company’s common stock will be converted into the right to receive $10.00 in cash (the “Merger”). The closing of the Merger is subject to the approval of the Company’s stockholders, the receipt of certain financing, and other customary conditions. Commitment letters have been obtained with respect to all necessary financing in connection with the Merger. The Merger is expected to close around midyear in calendar year 2003. Upon completion of the Merger, the Company will no longer be a reporting company with the Securities and Exchange Commission and its shares will cease to trade on the New York Stock Exchange.

1.   BASIS OF PRESENTATION

On November 7, 2001, management of NSI approved the spin-off, subject to certain conditions, of its lighting equipment and chemicals businesses into a separate publicly-traded company with its own management and board of directors. The spin-off conditions were met November 29, 2001 and the spin-off was effected on November 30, 2001 through a tax-free distribution (“Distribution”) of 100% of the outstanding shares of common stock of Acuity Brands, Inc. (“Acuity”), a wholly-owned subsidiary of NSI owning and operating the lighting equipment and chemicals businesses. Each NSI stockholder of record as of November 16, 2001, the record date for the distribution, received one share of Acuity common stock for each share of NSI common stock held at that date.

Certain NSI corporate assets, liabilities, and expenses have been allocated to Acuity based on an estimate of the proportion of corporate amounts allocable to Acuity, utilizing such factors as revenues, number of employees, and other relevant factors. As a result of the spin-off, the Company’s financial statements for the six months ended February 28, 2002 have been prepared with Acuity’s net assets, results of operations, and cash flows presented as discontinued operations. All historical statements have been restated to conform with this presentation. In the opinion of management, the allocations have been made on a reasonable basis.

The interim consolidated financial statements included herein have been prepared by the Company without audit and the consolidated balance sheet as of August 31, 2002 has been derived from audited statements. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of February 28, 2003, the consolidated results of operations for the three and six months ended February 28, 2003 and 2002, and the consolidated cash flows for the six months ended February 28, 2003 and 2002. Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

The results of operations for the three and six months ended February 28, 2003 are not necessarily indicative of the results to be expected for the full fiscal year because the Company’s revenues and income are generally higher in the second half of its fiscal year and because of the uncertainty of general business conditions.

2.   RECENT ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted SFAS 143 effective September 1, 2002. The adoption of SFAS 143 did not have a material impact on the Company’s financial statements.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The principal difference between SFAS 146 and EITF Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity to be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s financial statements.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for and disclosures of certain guarantees issued. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company’s disclosures related to guarantees can be found in Note 13.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for three methods of transition for those companies that adopt SFAS No. 123’s provisions for fair value recognition. SFAS No. 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002. SFAS 148’s amendment of the disclosure provisions of Opinion 28 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 31, 2002. The Company will not adopt fair value accounting for employee stock options under SFAS No. 123 and SFAS No. 148, but will continue to disclose the required pro-forma information in the notes to the consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s consolidated financial statements.

3.   INTANGIBLE ASSETS

The Company adopted SFAS 142 as of September 1, 2001. Summarized information for the Company’s acquired intangible assets is as follows:

	February 28, 2003		August 31, 2002

(in thousands)	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer contracts	$11,745	$(4,591)	$11,589	$(3,851)
Other	1,643	(1,173)	1,635	(1,016)

Total	$13,388	$(5,764)	$13,224	$(4,867)

The Company amortizes customer contracts over estimated useful lives of seven years. Other acquired intangible assets, consisting primarily of restrictive covenant agreements, are amortized over the lives of the agreements, which average approximately four years. The Company recorded amortization expense of $460,000 and $925,000 related to intangible assets for the three and six months ended February 28, 2003 and $432,000 and $913,000 for the three and six months ended February 28, 2002, respectively.

The textile rental and envelope segments each tested goodwill for impairment during the first quarter of fiscal 2002 as required by SFAS 142 upon adoption, utilizing a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach and a comparable transaction approach. As a result of this valuation process as well as the application of the remaining provisions of SFAS 142, the Company recorded a pre-tax transitional impairment loss of $28.4 million, representing the write-off of all of the Company’s existing goodwill. This write-off was reported as a cumulative effect of a change in accounting principle, on a net of tax basis, in the Company’s Consolidated Statement of Operations for the six months ended February 28, 2002.

4.   BUSINESS SEGMENT INFORMATION

The following tables summarize the Company’s business segment information from continuing operations:

			Depreciation	Capital
(in thousands)	Sales and	Operating	and	Expenditures
	Service	Profit	Amortization	Including
	Revenues	(Loss)	Expense	Acquisitions

Three Months Ended February 28, 2003
Textile Rental	$76,142	$(1,454)	$4,224	$1,386
Envelope	45,307	(2,139)	2,074	360

	121,449	(3,593)	6,298	1,746
Corporate	—	(3,950)	113	—
Interest expense	—	(47)	—	—

Total	$121,449	$(7,590)	$6,411	$1,746

			Depreciation	Capital
(in thousands)	Sales and	Operating	and	Expenditures
	Service	Profit	Amortization	Including
	Revenues	(Loss)	Expense	Acquisitions

Three Months Ended February 28, 2002
Textile Rental	$77,335	$1,342	$4,071	$3,155
Envelope	54,703	649	1,800	2,381

	132,038	1,991	5,871	5,536
Corporate	—	(1,892)	125	135
Interest expense	—	(168)	—	—

Total	$132,038	$(69)	$5,996	$5,671

Six Months Ended February 28, 2003
Textile Rental	$152,234	$(5,721)	$8,480	$3,268
Envelope	89,278	(3,078)	4,188	1,402

	241,512	(8,799)	12,668	4,670
Corporate	—	(3,999)	234	164
Interest expense	—	(48)	—	—

Total	$241,512	$(12,846)	$12,902	$4,834

Six Months Ended February 28, 2002
Textile Rental	$156,171	$(4,037)	$8,188	$7,260
Envelope	110,256	2,803	4,004	3,219

	266,427	(1,234)	12,192	10,479
Corporate	—	(4,636)	338	188
Interest expense	—	(279)	—	—

Total	$266,427	$(6,149)	$12,530	$10,667

	Total Assets

(in thousands)	February 28,	August 31,
	2003	2002

Textile Rental	$203,644	$207,886
Envelope	93,810	99,391

Subtotal	297,454	307,277
Corporate	335,660	211,821

Total	$633,114	$519,098

5.   INVENTORIES

Major classes of inventory as of February 28, 2003 and August 31, 2002 were as follows:

(in thousands)	February 28,	August 31,
	2003	2002

Raw Materials and Supplies	$6,073	$5,716
Work-in-Process	3,375	2,493
Finished Goods	7,290	7,828

Total	$16,738	$16,037

6.   DISCONTINUED OPERATIONS

In October 2002, the Company sold its linen business in San Diego, California for $4,784,000 of cash. The net gain on the transaction of $1,345,000, net of tax of $816,000, is included in discontinued operations. The results of operations for this business were not material and, accordingly, are not presented in discontinued operations.

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

7.   EARNINGS PER SHARE

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

The following table calculates basic earnings per common share and diluted earnings per common share at February 28, 2003 and 2002:

	Three Months Ended		Six Months Ended
(in thousands except per share data)	February 28,		February 28,

	2003	2002	2003	2002

Basic and diluted earnings per common share:
Loss from continuing operations before cumulative effect of a change in accounting principle	$(5,159)	$(41)	$(8,428)	$(3,689)
Basic and diluted weighted average shares outstanding	10,436	10,317	10,402	10,310

Loss from continuing operations before cumulative effect of a change in accounting principle per share	$(0.49)	$—	$(0.81)	$(0.36)

Stock options to purchase 1,213,000 and 1,225,000 shares of common stock for the three and six months ended February 28, 2003, respectively, and 1,275,000 and 1,175,000 shares of common stock for the three and six months ended February 28, 2002, respectively, and unvested restricted shares of 736,000 and 713,000 for the three and six months ended February 28, 2003, respectively, and 322,000 and 189,000 for the three and six months ended February 28, 2002, respectively, were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

8.   LONG-TERM DEBT AND CAPITAL LEASES

In January 2003, the Company incurred capital lease obligations for equipment of $1,440,000. At February 28, 2003, the capital lease obligations were $1,349,000.

In October 2001, the Company negotiated a $40 million, three-year committed credit facility with a single major US bank that became effective at the time of the spin-off. The facility contains financial covenants including a leverage ratio, a ratio of income available for fixed charges to fixed charges, and a minimum amount of stockholders’ equity. Interest rates under the facility are based on the LIBOR rate or other rates, at the Company’s option. The Company pays an annual fee on the commitment based on the Company’s leverage ratio. At February 28, 2003, the Company failed to comply with two financial covenants in the credit facility, which resulted in an event of default under the credit agreement. The covenants in question require the Company, as of the end of each fiscal quarter, to maintain a minimum ratio of income available for fixed charges to fixed charges for the preceding four consecutive fiscal quarters and a minimum amount of stockholders’ equity (as such terms are defined in the credit agreement). On March 28, 2003, the lender agreed to waive the event of default pursuant to an agreement that will require the Company to obtain the lender’s approval of any additional borrowings under the credit facility. The credit facility is expected to be terminated upon consummation of the Merger. At February 28, 2003, no amounts were outstanding, standby letters of credit of approximately $11.4 million were outstanding and $28.6 million was available under the facility.

9.   LEGAL PROCEEDINGS

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

During the past two years, certain former members of the CCR have failed to make payments to the CCR, by reason of bankruptcy or otherwise, for their shares of certain settlement agreements the CCR had reached on behalf of its members with plaintiffs. Consequently, with respect to some settlement agreements, the CCR has been unable to make the full payments contemplated by those agreements. In some circumstances, the Company and other members and former members of the CCR have contributed additional funds to the CCR to permit it to make certain payments contemplated by the settlement agreements, though the Company does not believe it is liable for such additional funds. As of February 28, 2003, the Company has contributed approximately $6.3 million to the CCR for this purpose, and it may make further such payments in the future. Some plaintiffs who are parties to settlement agreements with the CCR that contemplate payments that the CCR has been unable to make have commenced litigation against the CCR, the Company, and other members and former members to recover amounts due under these settlement agreements. The Company believes that it should not be liable for settlement payments attributable to other members or former members of the CCR, and the Company has joined a joint defense group with other CCR members to defend these claims.

The Company believes that any amount it pays, including the $6.3 million it has already contributed to the CCR, on account of payments contemplated by settlement agreements entered into by the CCR on behalf of its members, should be covered either by the Company’s insurance or by surety bonds and collateral provided by those former members who failed to meet their obligations. There can be no assurance, however, that the Company can actually recover any of these amounts. Accordingly, no insurance or other recovery with respect to these amounts has been recorded as an asset in the Company’s financial statements.

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

The claims activity for each of the six month periods ended February 28 was as follows:

	2003	2002

Open claims, beginning of period	35,300	35,000
Served	19,700	4,900
Dismissed	(3,500)	(11,300)
Settled	(12,300)	(2,800)

	39,200	25,800
Settled in principle after February 1, 2001 but not finalized	(9,700)	(2,800)

Open claims pending, end of period	29,500	23,000

Average resolution indemnity cost per claim for the six months ended February 28*	$2,262	$880

Total claims resolved since February 1, 2001	46,800

Average resolution indemnity cost per claim for claims resolved since February 1, 2001*	$1,261

     *Average resolution indemnity cost is based on indemnity costs for 15,800 and 14,100 claims dismissed and settled during the six months ended February 28, 2003 and 2002, respectively. During the six months ended February 28, 2003, a significant number of claims reflected as pending as of August 31, 2002 were settled in principle but have not been finalized for an average indemnity cost substantially higher than the Company’s historical averages. If these claims were included in the average resolution indemnity cost per claim for the six months ended February 28, 2003, the cost would increase from $2,262 to $4,933 per claim. If these claims were included in the average resolution indemnity cost per claim for claims resolved since February 1, 2001, the cost would increase from $1,261 to $2,354 per claim. These cases were pending against the Company in Jefferson County (Beaumont) and Orange County, Texas, and the Company elected to settle these claims for amounts significantly greater than its historical averages in order to avoid the risk of potentially higher jury awards in these unfavorable jurisdictions.

As of February 28, 2003 and 2002, there were approximately 7,000 and 7,900 additional claims, respectively, that were, as part of CCR settlements, settled in principle prior to February 1, 2001 but not finalized.

As of February 28, 2003 and August 31, 2002, an estimated accrual of $332.3 million and $208.1 million, respectively, for asbestos-related liabilities, before consideration of insurance recoveries, has been reflected in the accompanying financial statements, primarily in long-term liabilities. During the year ended August 31, 2002, as part of its ongoing estimating process, consultation with outside experts, the nature of pending claims, the jurisdiction in which claims have been filed, and in light of its gained experience in administration of its defense strategy and recent settlement activity, the Company reviewed its asbestos claims liabilities and adjusted the balances in these accounts from its prior three year outlook to an estimate of the total probable liabilities from pending and expected future asbestos claims over an approximate fifty year period, which takes into consideration the life expectancy of individuals potentially exposed. As a result of such review, the Company increased its liabilities for asbestos-related costs by approximately $94 million and recorded an additional insurance recovery amount of $77 million.

During the quarter ended February 28, 2003, the Company engaged external consulting economists to review the expected asbestos claims liabilities. Based on information supplied by this study and management’s knowledge of and experience with its asbestos liabilities and insurance recoveries, the Company concluded that an additional increase in its liabilities was necessary. This increase is attributed to higher average resolution indemnity costs per claim than previously estimated. The increase in the liabilities resulting from this review process was a range of $138 million to $209 million. Management does not believe that any amount in the range is more accurate than any other. Therefore, as of February 28, 2003, the Company increased its liabilities for asbestos-related costs by approximately $138 million, the low end of the range. Additionally, the Company believes it has adequate insurance coverage available to cover this increase in liabilities and therefore recorded an additional insurance recovery amount of $138 million.

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

The Company believes that it has insurance coverage available to recover most of its asbestos-related costs. With the exception of the Company’s payments on account of settlement obligations of defaulting CCR members as discussed above, the Company has reached settlement agreements with substantially all of its relevant insurers providing for payment of substantially all asbestos-related claims (subject to retentions) up to the various policy limits. The timing and amount of future recoveries from insurance carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any remaining disputes regarding coverage under such policies. In the event the Company’s insurers dispute amounts billed to them or pay on an untimely basis, the Company takes all practicable steps to secure payment, including alternative dispute resolution procedures and litigation to resolve the issues. The Company currently is involved in an alternative dispute resolution proceeding with one insurer to resolve outstanding insurance policy interpretation issues. The Company has resolved an alternative dispute resolution proceeding with another insurer, and, as part of that resolution, has received payment of past due amounts at issue in the proceeding, has reached an agreement to ensure timely payments of future obligations, and has reached a consensus with the insurer concerning policy interpretation issues.

The Company believes its recorded receivables, which includes both billed amounts and estimates of future recoveries, from insurance carriers are collectible. The Company reached this conclusion after considering various factors including its prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, settlement agreements with insurers, the apparent viability of its insurers, the advice of outside counsel with respect to the applicable insurance coverage law relating to terms and conditions of those policies, and a general assessment by the Company and its advisors of the financial condition of the relevant insurers. Accordingly, an estimated aggregate insurance recovery of $312.4 million and $182.9 million has been reflected in the accompanying financial statements as of February 28, 2003 and August 31, 2002, respectively, with respect to previously paid claims, pending and future claims and the other items included in the accrual of asbestos-related liabilities. Approximately $95.5 million and $42.0 million of the aggregate insurance recovery and $82.8 million and $41.3 million of the asbestos-related accrual have been classified as current assets and liabilities in the accompanying balance sheet as of February 28, 2003 and August 31, 2002, respectively.

Management continues to monitor claims activity, the status of lawsuits (including settlement initiatives), legislative developments, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from the Company’s underlying assumptions. As additional information becomes available, the Company will reassess its liability and revise its estimates as appropriate. Management currently believes that, based on the factors discussed in the preceding paragraphs and taking into account the accruals reflected as of February 28, 2003, the resolution of asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on the Company’s long-term consolidated financial position or results of operations. However, as the Company’s estimates are periodically re-evaluated, additional accruals to the liabilities reflected in the Company’s financial statements may be necessary, and such accruals could be material to the results of the period in which they are recorded. Given the number and complexity of factors that affect the Company’s liability and its available insurance, the actual liability and insurance recovery may differ substantially from the Company’s estimates. No assurance can be given that the Company will not be subject to significant additional asbestos litigation and material additional liabilities. If actual liabilities significantly exceed the Company’s estimates or if expected insurance recoveries become unavailable, due to additional insolvencies among the Company’s primary or excess insurance carriers, disputes with carriers or otherwise, the Company’s results of operations, liquidity and financial condition could be materially adversely affected.

The Company has been sued in four putative class actions, including a case brought “on behalf of the general public” in California, relating to the collection by National Linen Service of energy surcharges, environmental charges and, in two of the cases, sales taxes. One of these cases, which had been pending in federal court in South Carolina, has been dismissed. The other three cases are pending. The first case was filed in the Circuit Court of Barbour County, Alabama in May 2001 and was removed to the United States District Court for the Middle District of Alabama. The federal court denied the plaintiff’s motion to remand the case to state court. Another case was filed in Superior Court of Napa County, California in May 2002. This case alleges that National Linen Service and numerous other linen and uniform suppliers have violated Sections 17200 and 17500 of the California Business and Professions Code. The third remaining case was filed in the United States District Court in the Southern District of Illinois in June 2002. This case alleges that National Linen Service and numerous other linen and uniform suppliers and the Textile Rental Services Association violated federal antitrust laws and state statutes in setting and charging the fees described above. As of April 7, 2003, no substantive discovery had occurred in any case. Based on information currently available, it is the opinion of management that the claims in these cases are without merit and that the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

10.   ENVIRONMENTAL MATTERS

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

The Company’s environmental accruals, which are included in current liabilities, totaled $5,699,000 and $5,777,000 at February 28, 2003 and August 31, 2002, respectively. The actual cost of environmental issues may be lower or higher than that accrued due to the difficulty in estimating such costs and potential changes in the status of government regulations.

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

The Company is currently a party to, or otherwise involved in, legal proceedings in connection with state and federal Superfund sites, one of which is located on property owned by the Company. Except for the Blydenburgh Landfill matter in New York (which is discussed below), the Company believes its liability is de minimis at each of the currently active sites which it does not own where it has been named as a potentially responsible party (“PRP”) due to its limited involvement at the site and/or the number of viable PRPs. For property which the Company owns on East Paris Street in Tampa, Florida, the Company was requested by the State of Florida to clean up chlorinated solvent contamination in the groundwater beneath the property and beneath surrounding property known as Seminole Heights Solvent Site and to reimburse approximately $430,000 of costs already incurred by the State of Florida in connection with such contamination. The Company presented expert evidence to the State of Florida in 1998 that the Company is not the source of the contamination, and the State has referred this matter to the Environmental Protection Agency for review. At this point in time, it is not possible to quantify the extent, if any, of the Company’s exposure.

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

In May 1999, the State of New York filed a lawsuit against the Company alleging that the Company is responsible under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) as a successor to Serv-All Uniform Rental Corp. (“Serv-All”), for past and future response costs in connection with the disposal of perchloroethylene at the Blydenburgh Landfill in Islip, New York. The Company believes that it is not a successor to Serv-All and therefore has no liability with respect to the Blydenburgh Landfill.

In February 2001, the federal district court in the Eastern District of New York issued a declaratory judgment that the Company is a successor to Serv-All. On December 12, 2001, the Court granted summary judgment for the State finding the Company jointly and severally liable for all CERCLA response costs at the Blydenburgh Landfill. Final judgment was entered on September 17, 2002, in the amount of $12,499,000. A notice of appeal was filed on October 10, 2002. Briefing has been completed and oral argument has not been scheduled.

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

In the Hickey’s Case, the State of New York sued Hickey’s, the company Serv-All retained to transport its waste, for past and future response costs in connection with the release of hazardous substances at the Blydenburgh Landfill in Islip, New York. On September 3, 2002, Hickey’s sued the Company, along with several other parties, for contribution to any judgment ultimately awarded against Hickey’s.

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

The Company also believes it is entitled to indemnification for all costs associated with the Blydenburgh Landfill by the parent (“Initial Parent”) of Initial Services Investments, Inc., which the Company acquired in 1992 and which had previously purchased and sold certain assets of Serv-All. On May 22, 2002, the Company filed a lawsuit against Initial Parent, seeking to enforce an indemnification provided by Initial Parent to the Company. The lawsuit seeks full indemnification by Initial Parent for all costs and expenses of litigating the Blydenburgh Landfill action, as well as a declaration that Initial Parent is obligated to indemnify the Company for any judgment which ultimately is assessed against the Company. On July 15, 2002, Initial Parent filed a motion to dismiss the lawsuit, followed by a motion for summary judgment on July 25, 2002. On January 31, 2003, the court denied both motions. Discovery in the indemnity lawsuit is progressing, but is not complete.

At this point, it is too early to quantify the Company’s potential exposure, the likelihood of an adverse result, or the outcome of the Company’s indemnification claim, and thus, no accrual has been recorded related to any of the above-described matters relating to the Blydenburgh Landfill.

11.   RESTRUCTURING EXPENSE AND OTHER CHARGES

During the first quarter of fiscal 2002, the Company closed two under-performing facilities in the textile rental segment and recorded a related charge of $5,820,000. The charge included severance costs of $11,000 for four employees, all of whom were terminated prior to the end of the first quarter, and $1,396,000 in exit expenses to close and consolidate facilities. Exit expenses primarily include costs of lease terminations and costs to dispose of facilities. Additionally, as a further result of the closure of the two textile rental facilities, the Company recognized long-lived asset impairments totaling $4,413,000. Textile rental assets to be disposed of were reduced to state them at their estimated fair value less costs to sell. Assets to be disposed of primarily related to equipment located in the facilities included in the restructuring program noted above. After the charge, the remaining net book value of these assets was immaterial. Estimated fair market values were established based on an analysis of expected future cash flows. During the second quarter of fiscal 2002, the severance and exit cost accruals were adjusted as necessary based upon further review and analysis by management. The net change was a reduction of $159,000 to the severance accrual and an increase of $191,000 to the exit cost accrual.

The major components of the fiscal 2003 and 2002 restructuring charges and related activity are as follows:

(in thousands)	Reserve,	Cash		Reserve,
	Beginning of Year	Payments	Expense	February 28

2003
Severance costs	$527	$(195)	$—	$332
Exit costs	557	(264)	—	293
2002
Severance costs	2,969	(2,187)	(148)	634
Exit costs	1,582	(1,951)	1,587	1,218

The losses resulting from the restructuring activities and asset impairments are included in “Restructuring expense and other charges” in the Consolidated Statements of Operations.

12.   RESTRICTED STOCK

In October 2002, the Company awarded 183,927 shares of restricted stock to officers and other key employees. In January 2003, the Company awarded 39,494 shares of restricted stock to its non-employee directors. The shares vest ratably in three equal annual installments beginning one year from the date of the grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. For officers and other key employees, granted but unvested shares are forfeited upon termination of employment. For non-employee directors, except for death, disability or retirement, if a director resigns or is terminated, shares granted but unvested are forfeited.

The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period. Unearned compensation on the October 2002 and the January 2003 grants of restricted stock of $1,044,000 and $262,000, respectively, was recorded based on the market value of the shares on the date of grant and is generally being amortized over three years. The unamortized balance of unearned compensation on restricted stock is included as a separate component of stockholders’ equity. Additionally, as a result of the grants, the cost of the treasury stock in excess of the unearned compensation reduced additional paid-in capital to zero; the remaining amount reduced retained earnings.

13.   GUARANTEES

Guarantees

NSI guaranteed the payment of up to $712,500 as of February 28, 2003 for debt of Royal Airline Linen of Atlanta, LLC (“RALA”), an equity investment of the Company. The Company may be obligated to pay the principal amount of the debt and any related interest in the event of default by RALA. The guarantee expires when the underlying debt is paid in full, which was scheduled for July 2005. On March 21, 2003, RALA paid the debt in full, thereby releasing the Company from its guarantee.

Indemnifications

NSI enters into contracts that include indemnification provisions as a routine part of its business activities. In general, these provisions indemnify the counterparty for matters such as breaches of representations and warranties and any personal injury or property damage arising from NSI’s actions or omissions, and in the context of a sale of portions of the business, any liabilities resulting from the conduct of the business prior to closing. In addition, in many sales agreements involving real property, NSI specifically indemnifies the counterparty for certain environmental obligations. For most contracts, there are no limitations on the maximum potential future payments for the environmental indemnification provisions. In most cases, the maximum potential amount is not estimable given that the magnitude of claims under those indemnifications would be a function of the extent of damages actually incurred, which is not practicable to estimate unless and until the event occurs. However, where damages have been incurred by the counterparty and indemnification payments are probable, the Company has recorded an estimate of the liability. As of February 28, 2003, the Company has approximately $2,320,000 accrued for potential payments to be made for indemnifications included in sales agreements. No indemnification provisions have been entered into since December 31, 2002.

Standby Letters of Credit

In connection with the Company’s casualty insurance program and certain asbestos-related litigation, the Company has provided standby letters of credit. As of February 28, 2003, standby letters of credit of approximately $11.4 million were outstanding. These letters of credit expire at various dates in fiscal 2003 and fiscal 2004, and the Company anticipates that they will be renewed upon expiration. Additionally, as provided in the transition services agreement entered into in conjunction with the spin-off, Acuity will, for a fee, provide collateral associated with the casualty insurance program. At February 28, 2003 standby letters of credit of $7.8 million were provided by Acuity for the benefit of the Company. The Company expenses the fees associated with obtaining the letters of credit as they are incurred.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes.

Recent Developments

On April 1, 2003, National Service Industries, Inc. (“NSI” or the “Company”) and NS Acquisition Corp. (“Buyer”), an affiliate of California Investment Fund, LLC, entered into an Agreement and Plan of Merger, pursuant to which each outstanding share of the Company’s common stock will be converted into the right to receive $10.00 in cash (the “Merger”). The closing of the Merger is subject to the approval of the Company’s stockholders, the receipt of certain financing, and other customary conditions. Commitment letters have been obtained with respect to all necessary financing in connection with the Merger. The Merger is expected to close around midyear in calendar year 2003. Upon completion of the Merger, the Company will no longer be a reporting company with the Securities and Exchange Commission and its shares will cease to trade on the New York Stock Exchange.

National Service Industries, Inc. (the “Company” or “NSI”) operates in two business segments — textile rental and envelope manufacturing. NSI is headquartered in Atlanta, Georgia, and provides products and services throughout the United States. Net working capital was $93.5 million at February 28, 2003, up from $83.0 million at August 31, 2002, and the current ratio decreased from 1.8 at August 31, 2002 to 1.7 at February 28, 2003.

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

The textile rental and envelope segments each tested goodwill for impairment during the first quarter of fiscal 2002 as required by SFAS 142 upon adoption, utilizing a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach and a comparable transaction approach. As a result of this valuation process, as well as the application of the remaining provisions of SFAS 142, the Company recorded a pre-tax transitional impairment loss of $28.4 million, representing the write-off of all of the Company’s existing goodwill. This write-off was reported as a cumulative effect of a change in accounting principle, on a net of tax basis, in the Company’s Consolidated Statement of Operations for the six months ended February 28, 2002 (see Note 3 to the financial statements included in this filing).

On November 7, 2001, the Board of Directors of NSI approved the spin-off, subject to certain conditions, of its lighting equipment and chemicals businesses into a separate publicly-traded company with its own management and board of directors. The spin-off conditions were met November 29, 2001 and the spin-off was effected on November 30, 2001 through a tax-free distribution (“Distribution”) of 100% of the outstanding shares of common stock of Acuity Brands, Inc. (“Acuity”), a wholly-owned subsidiary of NSI owning and operating the lighting equipment and chemicals businesses. Each NSI stockholder of record as of November 16, 2001, the record date for the Distribution, received one share of Acuity common stock for each share of NSI common stock held on that date. The historical financial statements of NSI have been restated to reflect Acuity as a discontinued operation (see Note 6 to the financial statements included in this filing).

In conjunction with the Distribution, the Company and Acuity entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation, including a distribution agreement, a tax disaffiliation agreement, an employee benefits agreement, a transition services agreement and a lease agreement. Under the tax disaffiliation agreement, Acuity will indemnify NSI for certain taxes and liabilities that may arise related to the Distribution. The agreement also sets out each party’s rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local, or foreign taxes for periods before and after the Distribution. The transition services agreement provides that NSI and Acuity will provide each other services in such areas as information management and technology, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, legal, and other areas where NSI and Acuity may need transitional assistance and support. In addition to other services described in the agreement, the transition services agreement provides that Acuity will, for a fee, provide collateral associated with various property and casualty insurance programs of NSI as follows:

Period

Beginning	Ending	Letters of Credit

September 1, 2002	October 31, 2002	$10.4 million
November 1, 2002	October 31, 2003	$ 8.0 million
November 1, 2003	October 31, 2004	$ 5.0 million
November 1, 2004	October 31, 2005	$ 2.0 million

Management believes the amounts paid or received associated with these services are representative of the fair value of the services provided. At February 28, 2003, standby letters of credit of $7.8 million were provided by Acuity for the benefit of the Company.

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

At August 31, 2001, the accrual for asbestos-related liabilities, before consideration of insurance recoveries, was based on the following: the Company’s estimate of indemnity payments and defense costs associated with pending and future asbestos-related claims; settlements agreed to but not paid; the Company’s expected payment on account of settlement obligations of defaulting CCR members; interest on settlement payments that are subject to ongoing dispute resolution with certain insurance providers; and

other legal fees and expenses. During 2002, as part of its ongoing estimating process, consultation with outside experts, the nature of pending claims, the jurisdictions in which claims have been filed, and in light of its gained experience in administration of its defense strategy and recent settlement activity, the Company reviewed its asbestos claims liabilities and adjusted the balances in these accounts from its prior three year outlook to its estimate of the total probable liabilities from pending and expected future asbestos claims over an approximate fifty year period, which takes into consideration the life expectancy of individuals potentially exposed. As a result of such review, the Company increased its liabilities for asbestos-related costs by $94 million and recorded an additional insurance recovery of $77 million.

During the quarter ended February 28, 2003, the Company engaged external consulting economists to review the expected asbestos claims liabilities. Based on information supplied by this study and management’s knowledge of and experience with its asbestos liabilities and insurance recoveries, the Company concluded that an additional increase in its liabilities was necessary. This increase is attributed to higher average resolution indemnity costs per claim than previously estimated. The increase in the liabilities resulting from this review process was a range of $138 million to $209 million. Management does not believe that any amount in the range is more accurate than any other. Therefore, as of February 28, 2003, the Company increased its liabilities for asbestos-related costs by approximately $138 million, the low end of the range. Additionally, the Company believes it has adequate insurance coverage available to cover this increase in liabilities and therefore recorded an additional insurance recovery amount of $138 million.

The Company’s estimates of indemnity payments and defense costs associated with pending and future asbestos claims are based on the Company’s estimate of the number of future asbestos-related claims and the type of disease, if any, alleged or expected to be alleged in such claims, assumptions regarding the timing and amounts of settlement payments, the status of ongoing litigation and settlement initiatives, and the advice of outside counsel with respect to the current state of the law related to asbestos claims. The ultimate liability for all pending and future claims cannot be determined with certainty due to the difficulty of forecasting the numerous variables that can affect the amount of liability. There are inherent uncertainties involved in estimating these amounts, and the Company’s actual costs in future periods could differ materially from the Company’s estimates due to changes in facts and circumstances after the date of each estimate. For additional information, see Note 9, Legal Proceedings, in the Notes to the Consolidated Financial Statements included in this filing.

Insurance Receivable

The Company believes that it has insurance coverage available to recover most of its asbestos-related costs. With the exception of the Company’s payments on account of settlement obligations of defaulting CCR members, the Company has reached settlement agreements with substantially all of its relevant insurers providing for payment of substantially all asbestos-related claims (subject to retentions) up to the various policy limits, as discussed in Note 9, Legal Proceedings, in the Notes to the Consolidated Financial Statements included in this filing. The timing and amount of future recoveries from insurance carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any remaining disputes regarding coverage under such policies. In the event the Company’s insurers dispute amounts billed to them or pay on an untimely basis, the Company takes all practicable steps to secure payment, including alternative dispute resolution procedures and litigation to resolve the issues. The Company currently is involved in an alternative dispute resolution proceeding with one insurer to resolve outstanding insurance policy interpretation issues. The Company has resolved an alternative dispute resolution proceeding with another insurer, and, as part of that resolution, has received payment of past due amounts at issue in the proceeding, has reached an agreement to ensure timely payments of future obligations, and has reached a consensus with the insurer concerning policy interpretation issues.

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

Results of Operations

NSI generated revenue of $121.4 million and $241.5 million for the three and six months ended February 28, 2003, respectively, compared to revenue of $132.0 million and $266.4 million, respectively, in the previous year. The decrease was primarily related to the overall softer economy, which has resulted in pricing pressures and lower volumes in the textile rental segment, and lower direct mail and credit card solicitation envelope volumes in the envelope segment.

Losses from continuing operations were $5.2 million, or $0.49 per diluted share, for the three months ended February 28, 2003, compared to losses from continuing operations of $41 thousand, or $0.00 per diluted share, for the three months ended February 28, 2002. On a year-to-date basis, net losses from continuing operations for the first six months of the current fiscal year were $8.4 million, or $0.81 per diluted share, compared to the prior year’s net losses from continuing operations of $3.7 million, or $0.36 per diluted share. Additionally, offsetting the net losses from continuing operations for the first six months of the current year is a gain from the first quarter of $2.5 million. During the first quarter of fiscal 2003, the Company reached a settlement in principle with one of its asbestos-related insurance carriers regarding several coverage issues, including an agreement as to the amount of compensation (i.e. interest charge), owed by the Company to the carrier for covering prior period asbestos-related settlements in place of other nonpaying carriers. As a result, the Company recognized a gain of $2.5 million, which was reflected as a reduction in corporate expense. The increase in net losses from continuing operations is attributed to lower revenues, several under-performing textile rental plants and increased corporate costs.

Textile rental segment second quarter revenues of $76.1 million decreased 1.5 percent compared to last year’s $77.3 million. On a year-to-date basis, revenues decreased $3.9 million, or 2.5 percent compared to the same prior year period. The decrease in revenue is primarily attributed to the sale of the San Diego business in the first quarter and the discontinuance of a significant healthcare customer at the end of the fourth quarter of fiscal 2002. Additionally, overall volumes per customer continue to be negatively impacted by soft economic conditions, particularly in those segments dependent on corporate travel and entertainment such as lodging and fine dining. Operating losses for the quarter were $1.5 million compared to last year’s operating profit of $1.3 million. On a year-to-date basis, the textile rental segment had an operating loss of $5.7 million for the first six months of fiscal 2003 versus an operating loss of $4.0 million for the first six months of fiscal 2002. The operating loss for the first six months of fiscal 2002 included $5.4 million relating to the closure of two facilities and $304 thousand of gains related to previously divested businesses. Revenue shortfalls, increased costs related to employee benefits and unfavorable results from several under-performing plants resulted in the reduction in profitability.

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

The envelope segment second quarter revenues of $45.3 million decreased 17.2 percent from last year’s results of $54.7 million. Although courier volumes increased, lower direct mail and increased competitive pricing pressures in both the direct mail and transactional segments resulted in the revenue decline. Operating losses of $2.1 million compared to operating profit in the prior year of $649 thousand are primarily the result of lower revenues. On a year-to-date basis, the envelope segment revenues of $89.3 million decreased 19.0 percent from fiscal 2002’s results of $110.3 million. Operating losses for the current year of $3.1 million declined from operating profit for the six months ended February 28, 2002 of $2.8 million.

Corporate expenses for the second quarter were $4.0 million compared to last year’s $1.9 million. This increase is primarily attributable to costs associated with the previously announced retirement of the Company’s chairman. Corporate expenses on a year-to-date basis were approximately $4.0 million compared to last year’s expense of $4.6 million. In addition to the increased costs associated with the retirement of the Company’s chairman, the year-to-date expenses included the $2.5 million benefit of the insurance settlement.

Net interest expense of $47 thousand and $48 thousand for the three and six months ended February 28, 2003, respectively, decreased from last year’s expense of $168 thousand and $279 thousand for the same prior year periods due to lower interest bearing obligations and interest earned on cash and cash equivalents. During the second quarter of fiscal 2003, the Company retired long-term debt of approximately $1.8 million and incurred capital lease obligations of approximately $1.4 million for equipment in the textile rental segment. Additionally, the income tax benefit for the current year decreased to approximately 34 percent of income from continuing operations compared to 40 percent in the prior year as a result of the anticipated impact in the current year of two federal income tax credits as well as management’s decision to provide a valuation allowance for certain state tax net operating loss carryforwards which have been generated in fiscal 2003.

In October 2002, the Company sold its linen business in San Diego, California for $4.8 million of cash. The net gain on the transaction of $1.3 million, net of tax of $816 thousand, is included in discontinued operations. The results of operations for this business were not material and, accordingly, are not presented in discontinued operations.

Liquidity and Capital Resources

Operating Activities

Continuing operations used cash of $8.2 million during the six months ended February 28, 2003 compared with cash used of $107 thousand during the respective period of the prior year. Fiscal 2003 cash used by continuing operations was impacted by a larger net loss than in the prior year. Additionally, during the prior year there were significant non-cash restructuring expenses included in the net loss from continuing operations, which contributed to the lower cash used by operations.

Investing Activities

Investing activities used cash of $4.4 million during the six months ended February 28, 2003 versus cash used of $9.0 million for the same period in the prior year. The decrease in cash used was primarily due to reductions in purchases of property, plant and equipment.

Capital expenditures totaled $4.5 million for the six month period compared to $10.6 million for the same period in the prior year. During the six months ended February 28, 2003, the textile rental segment invested primarily in equipment replacements. Additionally, the textile rental segment incurred $1.4 million in capital lease obligations for information systems. Capital expenditures in the envelope segment were primarily related to manufacturing equipment purchases and replacements. Equipment purchases in the envelope segment provided newer technology that produces a higher quality product more efficiently and at a lower cost. During the six months ended February 28, 2002, capital expenditures in the envelope segment related primarily to manufacturing equipment purchases and information systems. The textile rental segment’s expenditures were primarily attributable to replacement of old equipment, and delivery truck purchases and refurbishments.

Financing Activities

Cash used for financing activities totaled $2.9 million during the six months ended February 28, 2003 compared to cash provided of $2.2 million in the same period in fiscal 2002. The decrease in cash provided is primarily due to net borrowing activity and lower dividends. During the first six months of fiscal 2003, the Company had repayments of approximately $2.2 million compared to $8.6 million borrowed, on a net basis, for the same period in the prior year. Dividend payments totaled $0.9 million, or $0.08 per share, compared with $7.0 million, or $0.68 per share, for the prior-year period.

In October 2001, the Company negotiated a $40 million, three-year committed credit facility with a single major US bank that became effective at the time of the spin-off. The facility contains financial covenants including a leverage ratio, a ratio of income available for fixed charges to fixed charges, and a minimum amount of stockholders’ equity. Interest rates under the facility are based on the LIBOR rate or other rates, at the Company’s option. The Company will pay an annual fee on the commitment based on the Company’s leverage ratio. At February 28, 2003, the Company failed to comply with two financial covenants in the credit facility, which resulted in an event of default under the credit agreement. The covenants in question require the Company, as of the end of each fiscal quarter, to maintain a minimum ratio of income available for fixed charges to fixed charges for the preceding four consecutive fiscal quarters and a minimum amount of stockholders’ equity (as such terms are defined in the credit agreement). On March 28, 2003, the lender agreed to waive the event of default pursuant to an agreement that will require the Company to obtain the lender’s approval of any additional borrowings under the credit facility. The credit facility is expected to be terminated upon consummation of the Merger. At February 28, 2003, no amounts were outstanding, standby letters of credit of approximately $11.4 million were outstanding and $28.6 million was available under the facility.

In connection with the Company’s casualty insurance program and certain asbestos-related litigation, the Company has provided standby letters of credit. As of February 28, 2003, standby letters of credit of approximately $11.4 million were outstanding. These letters of credit expire at various dates in fiscal 2003 and fiscal 2004, and the Company anticipates that they will be renewed upon expiration. Additionally, as provided in the transition services agreement entered into in conjunction with the spin-off, Acuity will, for a fee, provide collateral associated with the casualty insurance program. At February 28, 2003, standby letters of credit of $7.8 million were provided by Acuity for the benefit of the Company. The Company expenses the fees associated with obtaining the letters of credit as they are incurred.

NSI guaranteed the payment of up to $712,500 as of February 28, 2003 for debt of Royal Airline Linen of Atlanta, LLC (“RALA”), an equity investment of the Company. The Company may be obligated to pay the principal amount of the debt and any related interest in the event of default by RALA. The guarantee expires when the underlying debt is paid in full, which was scheduled for July 2005. On March 21, 2003, RALA paid the debt in full, thereby releasing the Company from its guarantee.

NSI enters into contracts that include indemnification provisions as a routine part of its business activities. In general, these provisions indemnify the counterparty for matters such as breaches of representations and warranties and any personal injury or property damage arising from NSI's actions or omissions, and in the context of a sale of portions of the business, any liabilities resulting from the conduct of the business prior to closing. In addition, in many sales agreements involving real property, NSI specifically indemnifies the counterparty for certain environmental obligations. For most contracts, there are no limitations on the maximum potential future payments for the environmental indemnification provisions. In most cases, the maximum potential amount is not estimable given that the magnitude of claims under those indemnifications would be a function of the extent of damages actually incurred, which is not practicable to estimate unless and until the event occurs. However, where damages have been incurred by the counterparty and indemnification payments are probable, the Company has recorded an estimate of the liability. As of February 28, 2003, the Company has approximately $2,320,000 accrued for potential payments to be made for indemnifications included in sales agreements. No indemnification provisions have been entered into since December 31, 2002.

The Company has settlement agreements for certain asbestos-related liabilities. The timing of some of these payments is contingent on several factors, including the Company’s receipt of legal documentation from claimants and plaintiff attorneys. The Company estimates that its asbestos-related obligations due over the next twelve months are $82.8 million. However, the Company anticipates that substantially all of the settled asbestos liabilities will be reimbursed by insurance. Management believes its current cash balances, anticipated cash flows from operations and insurance reimbursements, and the committed credit facilities are sufficient to meet the Company’s planned level of capital spending and general operating cash requirements, including but not limited to cash requirements related to litigation as discussed above and as further described in Note 9 to the financial statements, for the next twelve months. However, if the anticipated insurance reimbursements are not received timely, the Company will not have sufficient liquidity to meet the planned level of capital spending and general operating cash requirements, including but not limited to cash requirements related to litigation as discussed above.

At February 28, 2003 and August 31, 2002, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Legal Proceedings

For information concerning legal proceedings, including trends and developments involving legal proceedings, see Note 9 to the financial statements included in this filing.

Environmental Matters

For information concerning environmental matters, see Note 10 to the financial statements included in this filing.

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

Interest Rates

The Company’s credit line is subject to interest rate fluctuations. These fluctuations expose the Company to changes in interest expense and cash flows. The Company did not have any variable-rate debt outstanding at February 28, 2003.

Commodity Price Risk

From time to time, the Company’s textile rental segment enters into arrangements locking in for specified periods the prices the Company will pay for the volume of natural gas to which the contract relates. The contracts are structured to reduce the segment’s exposure to changes in the price of natural gas. However, these contracts also limit the benefit the segment might have otherwise received from decreases in the price of natural gas. The Company does not believe a 10 percent adverse change in market rates of natural gas would have a material impact on its “Consolidated Balance Sheets” or “Consolidated Statements of Operations.” At February 28, 2003, there were no outstanding contracts for natural gas.

The Company’s envelope segment uses paper as its primary raw material. Generally, the Company passes fluctuations in the price of paper through to its customers. The Company does not believe that a 10 percent change in market rates of paper would have a material impact on its “Consolidated Balance Sheets” or “Consolidated Statements of Operations.”

Item 4. Controls and Procedures

Within 90 days of the filing of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2003. No significant changes in the Company’s internal controls or in other factors have occurred that could significantly affect controls subsequent to February 28, 2003.

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

Cautionary Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about management’s and the Company’s beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates” or similar expressions. These statements include, among others, statements regarding our expected business outlook, pricing levels, raw materials costs, anticipated financial and operating results, strategies, contingencies, financing and working capital requirements, sources of liquidity, capital expenditures, amounts and timing of expenditures with respect to asbestos litigation and environmental matters, amounts and timing of insurance recoveries covering those expenses, the resolution of allocation and coverage issues with the Company’s insurers, the solvency of the Company’s insurers, competitive conditions, general economic conditions and the expected timing of the closing of the Merger.

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management’s beliefs and assumptions, which in turn are based on currently available information. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to:

•	changes in general business and economic conditions;

•	fluctuations in raw material prices;

•	unexpected developments or outcomes in the Company’s legal or environmental proceedings;

•	the risk of additional insolvencies among the Company’s insurance carriers;

•	the risk of an increase or acceleration in the number of asbestos-related claims filed against the Company;

•	the risk of adverse judgments and damage awards against the Company in pending or future litigation;

•	the risk that the number of future asbestos claims or the settlement costs of such claims will exceed the Company’s forecasts;

•	changes in competitive conditions in the Company’s markets;

•	foreign currency fluctuations relative to the U.S. dollar;

•	increases in labor and other significant operating expenses; and

•	the timely satisfaction of the conditions set forth in the definitive agreement relating to the Merger, including the receipt of all necessary financing to complete the Merger.

Investors should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information concerning legal proceedings, including trends and developments involving legal proceedings, see Note 9 to the financial statements included in this filing.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held December 19, 2002, all nominees for director were elected to the board without opposition. The vote on the election of directors was as follows:

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits are listed on the Index to Exhibits (page 27)

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Chester J. Popkowski

Chester J. Popkowski
Senior Vice President, Chief Financial Officer
and Treasurer

Date: April 10, 2003

INDEX TO EXHIBITS

Exhibit 2	Agreement and Plan of Merger, dated as of April 1, 2003, by and between NS Acquisition Corp. and National Service Industries, Inc.	Reference is made to Exhibit 2.1 of registrant’s Form 8-K filed with the Commission on April 2, 2003, which is incorporated herein by reference.

Exhibit 3	(a) Restated Certificate of Incorporation	Reference is made to Exhibit 3 (a) of registrant’s Form 10-K for the fiscal year ended August 31, 2001, which is incorporated herein by reference.

	(b) By-Laws as Amended and Restated October 16, 2001	Reference is made to Exhibit 3 (b) of registrant’s Form 10-K for the fiscal year ended August 31, 2001, which is incorporated herein by reference.

Exhibit 4	(a) Amended and Restated Rights Agreement dated as of December 17, 1997 between National Service Industries, Inc. and Wachovia Bank, N.A. (replacing Wachovia Bank, N.A. with First Chicago Trust Company)	Reference is made to Exhibit 4.1 of registrant’s Form 8-A/A as filed with the Commission on December 17, 1997, which is incorporated herein by reference.

	(b) First Amendment dated as of April 30, 1998 between National Service Industries, Inc. and First Chicago Trust Company of New York, to the Amended and Restated Rights Agreement, dated as of December 17, 1997 between National Service Industries, Inc. and Wachovia Bank, N.A	Reference is made to Exhibit 1 of registrant’s Form 8-A/A-3 as filed with the Commission on June 22, 1998, which is incorporated herein by reference.

	(c) Second Amendment dated as of January 6, 1999 between National Service Industries, Inc. and First Chicago Trust Company of New York, to the Amended and Restated Rights Agreement, dated as of December 17, 1997 between National Service Industries, Inc. and First Chicago Trust Company of New York, as Rights Agent, as amended	Reference is made to Exhibit 1 of registrant’s Form 8-A/A-4 as filed with the Commission on January 12, 1999, which is incorporated herein by reference.

Exhibit 10(iii)(A)	(1) Amendment No. 2 to Employment Agreement dated December 19, 2002, by and between National Service Industries, Inc. and Brock A. Hattox	Filed with the Securities and Exchange Commission as part of the Form 10-Q.

	(2) Indemnification Agreement dated March 31, 2003 between National Service Industries, Inc. and directors, officers, employees or agents	Filed with the Securities and Exchange Commission as part of the Form 10-Q.

	(3) Third Amendment to the Amended and Restated Rights Agreement dated April 1, 2003	Filed with the Securities and Exchange Commission as part of the Form 10-Q.

Exhibit 99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Securities and Exchange Commission as part of the Form 10-Q.

Exhibit 99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Securities and Exchange Commission as part of the Form 10-Q.